Form 10-Q
period 2001-06-30
UNITED STATES TELECOMMUNICATIONS INC/FL
filed 2001-08-30
CIK 1095252

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2001

                          Commission File No. 333-93149

                     UNITED STATES TELECOMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)



      Florida                                           59-347083
------------------------------                ------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)


          5251 110th Avenue North, Suite 118, Clearwater, Florida 33760
      ----------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (727) 572-7832
                    ---------------------------------------
                (Registrant's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [ ] No [ X ]

      There were 10,530,214 shares of the Registrant's common stock, no par value (the "Common Stock") outstanding as of June 30, 2001.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                          Page
                                                                          ----
Part I:     Financial Information

Item 1.         Financial Statements

                Balance Sheets as of June 30, 2001
                  (unaudited) and December 31, 2000                       3

                Statements of Operations for the
                  three months and six months ended June 30, 2001 and
                    2000 (unaudited)                                      5

                Statements of Cash Flows for the six
                  months ended June 30, 2001 and 2000 (unaudited)         6

                Notes to Financial Statements                             7

Item 2. Management's Discussion and Analysis of Financial Condition 17 and Results of Operation

Item 3.     Qualitative and Quantitative Disclosures about Market Risk   31

Part II:    Other Information

Item 1.     Legal Proceedings                                            32

Item 4.     Submission of Matters to a Vote of Security Holders          32

Item 6.     Exhibits and Reports on Form 8-K                             32

                     UNITED STATES TELECOMMUNICATIONS, INC.
                                 BALANCE SHEETS



                                                         June 30,   December 31,
                                                           2001         2000
                                                        (unaudited)
                                                        ----------- ------------
ASSETS

CURRENT ASSETS

 Cash                                                    $    1,184   $    7,295

  Accounts receivable, net of allowance for doubtful
   accounts of $1,627,840 and $1,289,342 at 2001 and
   2000, respectively                                       999,940    1,220,050

  Agent receivables, net of allowance for doubtful
   accounts of $4,915 and $11,648 at 2001 and 2000,
   respectively                                              63,398      122,053

  Note receivable and accrued interest                           --       67,519

  Prepaid expenses and other                                 75,250       49,246
                                                         ----------   ----------

  TOTAL CURRENT ASSETS                                    1,139,772    1,466,163
                                                         ----------   ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $513,535 and $432,657 at 2001 and 2000,
 respectively                                               216,012      281,615

OTHER ASSETS

  Licenses, net of accumulated amortization of $34,037
  and $28,217 at 2001 and 2000, respectively                140,564      146,384

  Software, net of accumulated amortization of $490,033
  and $397,201 at 2001 and 2000, respectively               132,299      180,825

  Goodwill, net of accumulated amortization of $522,724
  and $427,684 at 2001 and 2000, respectively             2,328,500    2,423,540

  Customer base, net of accumulated amortization of
  $871,207 and $712,806 at 2001 and 2000, respectively       79,201      237,602

  Deposits                                                  159,941      159,941

  Other assets                                                   --       46,301
                                                         ----------   ----------

  TOTAL OTHER ASSETS                                      2,840,505    3,194,593
                                                         ----------   ----------

TOTAL ASSETS                                             $4,196,289   $4,942,371
                                                         ==========   ==========


The accompanying notes are an integral part of these financial statements.

                       UNITED STATES TELECOMMUNICATIONS, INC.
                                 BALANCE SHEETS
                                                        June 30,    December 31,
                                                          2001          2000
                                                       (unaudited)
                                                       -----------   -----------
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                     $   726,236  $   429,787

  Bank overdraft                                            76,197       67,753

  Accrued liabilities                                      351,488      478,787

  Accrued interest on sales tax and notes payable        1,006,983      773,011

  Accrued carrier services                               1,227,507    1,225,406

  Accrued sales tax and penalties                        4,997,286    4,554,919

  Unearned revenue                                         535,192      538,833

  Notes payable - related party                            150,000      150,000

  Unit rescission obligation - current                      56,660       83,238

  Rescission accrued interest - current                     95,871       93,267
                                                        -----------  -----------
  TOTAL CURRENT LIABILITIES                              9,223,420    8,395,001
                                                        -----------  -----------

LONG TERM LIABILITIES
 Unit rescission obligation:
   Preferred stock; $0.10 par value;
   12,945,149 shares issued and outstanding
   at 2001 and 2000
 Common stock; no par value; 3,571,244 shares
   issued and outstanding at 2001 and 2000              29,135,642   29,135,642
  Rescission accrued interest                            9,467,168    8,010,386
                                                        -----------  -----------
  TOTAL LONG TERM LIABILITIES                           38,602,810   37,146,028
                                                        -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Class B Preferred stock; $0.0001 par value;
 200,000,000 shares authorized: no shares issued
 and outstanding at 2001 and 2000, respectively                --           --
Class A Preferred stock; $0.10 par value; 200,000,000
 shares authorized; 19,640,600 and 23,516,600
 shares issued and outstanding at 2001 and 2000,
 respectively                                            1,572,951    1,572,951
Common stock; no par value; 300,000,000 and
 100,000,000 shares authorized; 6,958,970 and
 7,927,970; shares issued and outstanding at 2001
 and 2000, respectively                                        --           --
Additional paid in capital                               5,166,379    5,166,379
Accumulated deficit                                   (50,342,271) (47,310,988)
                                                       ------------ ------------
                                                      (43,602,941) (40,571,658)
  Less subscription receivable on common stock            (27,000)     (27,000)
                                                       ------------ ------------
  TOTAL SHAREHOLDERS' DEFICIT                         (43,629,941) (40,598,658)
                                                       ------------ ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $ 4,196,289  $ 4,942,371
                                                       ============ ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                    Three Months Ended June 30,     Six Months Ended June 30,
                                    ----------------------------  ----------------------------
                                         2001          2000            2001          2000
                                    -------------- -------------  -------------- -------------

Sales                               $  3,555,123   $ 4,564,801     $ 7,767,683    $ 9,320,626
Cost of sales                          1,180,314     1,408,061       2,541,566      3,160,286
                                    -------------- -------------  -------------- -------------

   GROSS PROFIT                        2,374,809     3,156,740       5,226,117      6,160,340

Advertising expenses                     343,813       309,105         683,637        590,532
Depreciation and amortization expense    216,963       228,929         437,670        454,908
Provision for doubtful accounts
receivable                             1,259,125     1,190,868       2,743,965      2,342,292
General and administrative expenses    1,405,357     1,513,763       2,775,010      3,061,825
                                    -------------- -------------  -------------- -------------

   OPERATING LOSS                      (850,449)      (85,925)     (1,414,165)      (289,217)

OTHER INCOME (EXPENSE)
  Loss on promoter receivable
  write off resulting from
  rescission obligation interest       (729,490)     (733,541)     (1,459,386)    (1,468,905)
  Interest                             (124,976)     (104,485)       (240,765)      (165,116)
  Other                                   59,129            --          83,033              -
                                    -------------- -------------  -------------- -------------
                                       (795,337)     (838,026)     (1,617,118)    (1,634,021)
    TOTAL OTHER EXPENSE

   NET LOSS                         $(1,645,786)   $ (923,951)    $(3,031,283)   $(1,923,238)
                                    ============== =============  ============== =============

Per share data:                     $     (0.15)   $    (0.08)    $     (0.27)   $     (0.17)
Basic and diluted loss per share    ============== =============  ============== =============



Weighted average number of common
shares used in basic and diluted
loss per share Calculations           11,073,280    11,499,214      11,285,070     11,499,214
                                    ============== =============  ============== ============




The accompanying notes are an integral part of these financial statements.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Six Months Ended June 30,
                                                        ----------------------------
                                                             2001          2000
                                                        -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                $(3,031,283) $(1,923,238)
  Adjustments to reconcile net loss to net cash (used)
    provided  by operating activities
      Depreciation and amortization                            437,670      454,908
      Loss on promoter receivable                            1,459,386    1,468,905
      Provision for doubtful accounts receivable             2,743,965    2,342,292
  Changes in operating assets and liabilities:
    (Increases) decreases in:
      Accounts receivables and agent receivables           (2,465,201)  (2,277,174)
      Prepaid expenses and other assets                         17,118      (47,270)
    Increases (decreases) in:
      Accounts payable                                         296,449       52,437
      Accrued liabilities                                       90,355    (477,069)
      Accrued carrier services                                   2,101    (766,885)
      Accrued taxes and penalties                              442,367    1,386,374
      Unearned revenues                                        (3,641)    (11,883)
                                                          ------------ ------------
  Total adjustments to reconcile net loss to net cash
    (used) provided  by operating activities                 3,020,569    2,124,635
                                                          ------------ ------------
 NET CASH (USED) PROVIDED BY OPERATING
    ACTIVITIES                                                (10,714)     201,397
                                                          ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from notes receivable repayments                 66,000          --
      Purchase of software                                    (44,306)     (58,420)
      Purchases of property and equipment                     (15,276)     (11,720)
                                                          ------------ ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 6,418     (70,140)
                                                          ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Bank overdraft                                             8,443      122,436
      Net cash provided (payments) under line of credit             --     (46,481)
      Net Proceeds from (principal payments on) note
        payable - related                                       16,320     (63,621)
      Payments related to the Tel Com Jacksonville
        rescission offer                                      (26,578)    (199,702)
                                                          ------------ ------------
NET CASH USED BY FINANCING ACTIVITIES                          (1,815)    (187,368)
                                                          ------------ ------------

NET DECREASE IN CASH                                      $    (6,111) $   (56,111)
                                                          ------------ ------------

CASH AT BEGINNING OF PERIOD                               $      7,295 $     56,111
                                                          ============ ============
CASH AT END OF PERIOD                                     $      1,184 $         --
                                                          ============ ============


SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $         -- $        760
                                                          ============ ============



The accompanying notes are an integral part of these financial statements.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000 included in our Form S-4/A.

NOTE B - GOING CONCERN UNCERTAINTY

The Company incurred a net loss of $3,031,283, for the six months ended June 30, 2001 and used $10,714 of cash to fund operations during the period ended June 30, 2001. At June 30, 2001 the Company had negative working capital of $8,083,648 and negative equity of $43,629,941. Additionally, the Company had entered into a Stipulation and Consent Agreement with Final Order dated May 12, 1999 with the State of Florida, Department of Banking and Finance (the "Department") whereby the Company agreed to complete a rescission offer on or before November 30, 1999. The Stipulation and Consent dealt with the securities of Tel Com East, Tel Com West, and Tel Com Jacksonville (our predecessor entities) sold in violation of Florida securities laws. Because the Company did not have sufficient funds available to fund the rescission obligation, it offered eligible shareholders the opportunity to exchange their shares of the Company's common stock and Class A preferred stock for an installment note or Class B preferred stock.(the "Exchange Offer"). The Exchange Offer commenced on July 20, 2001 and expired on August 20, 2001. Management believes that completion of the Exchange Offer satisfies the obligations of the Company under the Consent Agreement, based upon its discussions with the Department. See Note G - Subsequent Events, regarding completion of the Exchange Offer.

As further discussed in Note E, the Company could face civil or criminal penalties in California as well as the loss of its California Public Utilities Commission license because of the submission of false financial information to the Commission in connection with its application for a license.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE B - GOING CONCERN UNCERTAINTY - continued


As further discussed in Note E, the Company is delinquent in its filings of various federal, state, and municipal tax returns and has not remitted all taxes collected. Management has estimated an aggregate liability of approximately $5,966,276 at June 30, 2001, for taxes not remitted including penalties and interest. This estimate is based on collected revenues and the applicable tax rates, including an estimate for penalties and interest.

These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

Management believes four major steps are important for the Company's future.

- Final settlement of the alleged federal and state violations of the securities laws, which have drained the Company of time and resources;
- Complying with all state and municipal tax reporting requirements and payment of taxes, penalties and interest due;
- Expansion of the customer base through increased advertising efforts in existing markets and securing new operating licenses and territories; and
-    Securing additional capital to fund future expansion.

Management believes that its ability to secure adequate liquidity for the Company is also based on resolution of the four major steps outlined above.

The Company has made non-recurring payments of approximately $1,559,000 (unaudited) in accounting and legal fees from May 1999 to June 30, 2001 to comply with the Consent Agreement and in connection with the preparation and filing of a registration statement with the United States Securities and Exchange Commission to effect the Exchange Offer. Upon completion of the Exchange Offer, management anticipates that approximately $61,000 per month of additional cash to be available for other purposes.

In addition, the Company has made monthly payments of approximately $33,000 as part of the rescission offer to unit holders of Tel Com Jacksonville. These payments commenced during September 1998 and continued through February, 2001, at which time all but one former unit holder had been paid in full. As of June 30, 2001 approximately $57,000 in principal was outstanding related to this rescission offer, and the Company has agreed to pay the remaining former unit holder $8,200 per month until paid in full. Since February, 2001, the Company has had approximately $25,000 per month of additional available cash to use for other purposes.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE B - GOING CONCERN UNCERTAINTY - continued

Management believes that with the anticipated improvements in the operating margin and the expansion of the customer base, the Company's operating losses could be reduced, and to the extent the Company's business strategy is realized, the Company's operating losses could be eliminated. Management believes that, by eliminating non-recurring payments and the Tel Com Jacksonville rescission payments and by improving operating cash flow, increased cash available should fund the repayment of the notes issued in the Exchange Offer, the repayment of delinquent tax obligations and fund current operations, including the expansion of the customer base.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and other intangible assets will no longer be routinely amortized using a straight-line basis over the estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. The Company is required to adopt SFAS No. 142 on January 1, 2002 and has not determined the impact that this statement will have on its financial statements.

NOTE D - RESCISSION OBLIGATION

The State of Florida, Department of Banking and Finance entered into a Stipulation and Consent Agreement (the "Consent Agreement") with Final Order dated May 12, 1999 with the Company and each of Tel Com East, Tel Com West and Tel Com Jacksonville, the Company's predecessor entities. The Agreement relates to the sale of securities of Tel Com East, Tel Com West, Tel Com Jacksonville, which securities were offered and sold and were subsequently exchanged for shares of the Company's common stock and Class A preferred stock. In the Consent Agreement, the Company, as legal successor to Tel Com East, Tel Com West and Tel Com Jacksonville, admitted that the predecessors' securities were sold in violation of the securities laws of the State of Florida. The Company agreed to make a rescission offer to certain security holders by July 31, 1999.

Because of the Company's financial condition, it was not able to make a rescission offer pursuant to the terms of the Consent Agreement and instead made the Exchange offer to

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE D - RESCISSION OBLIGATION - continued

certain holders of its common stock and Class A preferred stock to exchange their shares of the Company's securities for the Company's notes or shares of Class B convertible preferred stock. On July 11, 2001, the Company completed the registration of securities issuable in the Exchange Offer with the Securities and Exchange Commission, pursuant to which up to $31,471,548 of unsecured installment notes and up to 79,796,910 shares of Class B convertible preferred stock were exchangeable for outstanding shares of the Company's common and Class A preferred stock, and on July 20, 2001, the Company commenced the Exchange Offer. The Company did not make the Exchange Offer to shareholders who were or are executive officers of the Company, who did not pay cash for his or her securities, or who actively participated in the offer and sale of the securities which were the subject of this exchange. The Exchange Offer expired on August 20, 2001. The State of Florida, Department of Banking and Finance has advised the Company that completion of the Exchange Offer will satisfy the Company's obligation to make a rescission offer under the Consent Agreement

The Company has recorded the maximum amount of the rescission liability at approximately $30,000,000, plus interest. The accrued rescission obligation is $29,192,302 and $29,218,880 at June 30, 2001 (unaudited) and December 31, 2000, respectively. The accrued rescission obligation interest is $9,563,039, and $8,103,653, at June 30, 2001 (unaudited) and December 31, 2000, respectively. This accrual is based on all eligible shareholders accepting an offer of rescission. The Exchange Offer, described in the preceding paragraph, expired on August 20, 2001, and as noted above, its completion is believed by the Company to have satisfied its obligations under the Consent Agreement. The Exchange Offer does not limit the rights that the shareholders have under state securities laws or relieve the Company of any potential rescission liability under certain state laws. See Note G - Subsequent Events for a discussion of the results of the Exchange Offer completed on August 20, 2001.

In early to mid 1998, an offer to repurchase units was made by Tel Com Jacksonville, a predecessor of the Company, to all the unit holders of Tel Com Jacksonville who had purchased units during 1997. The rescission offer was accepted by 80 unit holders, resulting in a rescission obligation of approximately $995,000, which is included in the above rescission obligation of approximately $30,000,000. The $995,000 represented the full amount originally paid by the unit holders to the promoter. The Company received $377,301 of the $995,000 from the promoter in 1997. The remaining $617,699 was established as a promoter receivable by Tel Com Jacksonville and was subsequently written off during 1997. All accrued interest on the rescission obligation was offset by a promoter receivable and was immediately written off as not collectible. Accrued interest was $95,871, and $93,267 at June 30, 2001 (unaudited) and December 31, 2000, respectively. The Company, as successor in

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE D - RESCISSION OBLIGATION - continued

interest to Tel Com Jacksonville, is paying the obligation over a period of time. At June 30, 2001, it is anticipated that the principal and interest balance will be repaid within one year. In connection with the above rescission obligations, for the six months ended June 30, 2001 and 2000, the Company has recorded $1,459,386 and $1,468,905, respectively, of interest due from the promoter.

NOTE E - COMMITMENTS AND CONTINGENCIES

Accrued Sales Tax, Penalties and Interest
-----------------------------------------

The Company's monthly billings include charges for federal excise taxes, state taxes, local taxes, municipal taxes and other surcharges and taxes. This rate varies from approximately 10% to 17% of the monthly-billed service depending upon the state. The Company is delinquent in filings of various state and municipal tax returns and has not remitted all taxes collected. The Company has accrued a current and delinquent tax liability of $3,792,966 and $3,389,675 at June 30, 2001 (unaudited) and December 31, 2000, respectively, which management believes is the maximum tax liability owed to the various taxing authorities for these periods. In addition, the Company has accrued penalties of $1,204,320 and $1,165,244 and accrued interest of $965,370 and $738,899 at June 30, 2001
(unaudited) and December 31, 2000, respectively related to un-remitted taxes, which management believes is the maximum amount of penalties and interest which may be assessed by the affected taxing authorities. Due to uncertainties in the settlement process, it is at least reasonably possible that management's estimate of the outcome will change during the next year. That amount cannot be estimated.

Litigation
----------

In 1999, Travelers Express Company, Inc. brought an action against the Company alleging breach of a buy-pay utility agreement. Pursuant to this buy-pay agreement, the Company's customers could pay for services at a participating Travelers Express. Travelers Express agreed to create certain terminal paying stations where the Company's customers could make their payments. In return, the Company agreed that Travelers Express would be entitled to receive a commission on the money they collected at these terminal paying stations. Travelers Express alleges that the Company breached this buy-pay utility agreement by not paying money owed to them in the amount of approximately $65,000. The Company has counter claimed for unspecified damages and, as of the date of this prospectus, undetermined damages arising out of the breach of this agreement. It is the Company's position that

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE E - COMMITMENTS AND CONTINGENCIES - continued
                                                  -

Travelers Express did not establish the number of terminal paying stations that they were obligated to do under this agreement. It is not yet possible to outcome of this lawsuit, or provide an estimate of the potential loss.

On April 13, 2000, a shareholder derivative action was brought against Richard Pollara and the Company. The plaintiff shareholders, some of whom are defendants in the Hillborough County, Florida action described in the next paragraph, allege that Mr. Pollara failed or refused to take action required by the board of directors, such as providing financial statements to the board of directors and providing directors with a draft of the registration statement to be filed with the SEC. The complaint further alleged that Mr. Pollara has not managed the Company's affairs in the Company's best interest. The complaint seeks actions for damages as a result of the alleged misconduct of Mr. Pollara, seeks equitable relief from the court and seeks specific performance for certain actions. On April 28, 2000, the Company filed a motion to dismiss regarding the shareholder derivative suit. This motion claims that the complaint is deficient in that it does not comply with the statutory requirements of a shareholder derivative action. The Company intends to vigorously defend the action. It is not possible to evaluate the outcome of this lawsuit.

On September 27, 2000, the Company filed a complaint in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida against certain former Company insiders. This complaint alleges that the defendants devised and implemented a fraudulent scheme to enrich themselves and their associates by illegally selling, at grossly inflated prices, securities of the Company and its predecessors. Furthermore, the complaint alleges that the individual defendants defrauded the Company and its shareholders of millions of dollars and fraudulently obtained a large equity stake in the Company. It is alleged that the defendants breached duties of care and loyalty by engaging in a pattern of deceit and illegal activity to conceal and perpetuate their scheme, by aiding and abetting the illegal offers and sales of the Company's securities and by engaging in self-dealing to enrich themselves and their associates at the expense of the Company and its investors. In this complaint, the Company is seeking the return from defendants of all proceeds and shares in the Company the defendants acquired as a result of their fraudulent scheme, as well as damages to compensate the Company for the liabilities it has and will incur as a direct result of the defendants' wrongful and illegal acts. It is not possible to evaluate the likelihood of a favorable or unfavorable outcome.

On May 21, 2001, the Company, and certain former Company insiders entered into an agreement to settle the lawsuit filed September 27, 2000 and described in the immediately preceding paragraph only with respect to two parties named in the suit. The agreement provides the following:

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE E - COMMITMENTS AND CONTINGENCIES - continued

o GIRI Holdings, Ltd. shall transfer 840,000 shares of common stock and 3,360,000 shares of Class A preferred stock to the Company. These shares were accounted for as Treasury Stock and cancelled.

o Triangle Management shall transfer 129,000 shares of common stock and 516,000 shares of Class A preferred stock to the Company. These shares were accounted for as Treasury Stock and cancelled.

o Triangle will retain 57,000 shares of common stock and 226,000 shares of Class A preferred stock.

o Captive Administrators executed and delivered a $50,000 Promissory Note to the Company, bearing no interest and maturing on May 21, 2002. The Note is secured by Triangle's 50,000 shares of the Company's capital stock held by Triangle and is included in prepaid expenses and other assets.

o The parties signed mutual releases, and the lawsuit was dismissed with respect to Defendants Joseph Cillo, Jr. and Captive Administrators, Inc.

Cillo, Captive Administrators and Triangle further agreed to cooperate in the on-going law suit, and, among other things, not to:
      - represent Cillo as an employee or officer of the Company;
      - issue or cause to be issued what purports to be Company capital stock;
      - withdraw or dissipate UST funds;
      - broadly disseminate information to Company shareholders or contact Company shareholders; or
      - attempt to bind the Company in contracts or business relationships.

On September 20, 2000, Joseph Thacker brought a lawsuit against the Company for failure to pay the principal and interest when due under a promissory note issued by the Company to Mr. Thacker on September 22, 2000. The note is for a principal amount of $150,000 and bears interest at a rate of 10% per annum. Under the terms of the note, the Company was obligated to pay Mr. Thacker the principal amount plus all accrued interest on or before September 28, 2000. The Company is challenging the validity of this promissory note in the complaint it filed against certain former Company insiders on September 27, 2000 in state court in Hillsborough County, Florida, which is described in detail above.

The Company discovered that a letter containing false financial information had been sent to

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE E - COMMITMENTS AND CONTINGENCIES - continued


the California Public Utilities Commission to support the Company's application for a certificate of convenience and necessity to provide telephone service in California. In the Company's complaint filed on September 27, 2000 in state court in Hillsborough County, Florida and described in detail above, the Company alleges a former insider caused the letter to be fraudulently created and forged, or caused to be forged, the signature of the bank's president on such letter. As a result of this submission containing false information to the California Public Utilities Commission, the Company has been informed by legal counsel that it could face civil or criminal penalties as well as loss of its public utility license in California. The Company promptly notified the California Public Utilities Commission of this letter containing false financial information and is currently in negotiations with the commission to resolve this matter.

Contingent Liabilities
----------------------

Although completion of the Exchange Offer on August 20, 2001 satisfied our rescission obligations under the Florida Consent Agreement, we have recorded the maximum rescission liability of $30,131,000, which amount is based upon the aggregate purchase price paid for stock (or units of ownership interests in predecessor companies) as of June 30, 2001. This rescission liability amount includes our rescission obligation to the former unit holders of Tel Com Plus Jacksonville. Eighty former unit holders of Tel Com Jacksonville accepted our rescission offer resulting in a rescission obligation of $995,000. We have continued to make monthly payments on this obligation and the balance was approximately $57,000 at June 30, 2001. It should be noted, however, that under Florida law, satisfaction of the Consent Agreement may not relieve us of any rescission liability that we may have to individual shareholders. Accordingly, we will continue to be contingently liability under state securities laws for these rescission obligations.

Our contingent liability to shareholders who purchased common stock from February 1999 through December 31, 1999. Under the Exchange Offer, we offered to exchange these shares of our common stock for notes or Class B preferred stock because the issuance of these shares may not have complied with federal and applicable state securities laws. Completion of the Exchange Offer will not relieve us of any rescission liability that we may have to such shareholders under federal or state securities laws. Accordingly, we estimate that our contingent liability to repurchase these shares to be approximately $1,341,000.

On May 12, 1999, the Securities and Exchange Commission (the "Commission") brought an action in the federal district court in the Middle District of Florida against Tel Com East and Tel Com West (among others), predecessor entities of the Company. The complaint alleges that Tel Com East and Tel Com West violated registration requirements of the Securities Act of 1933, as amended, by not filing a registration statement with the Commission in connection with the offers and sales of their securities, and that these entities knowingly and recklessly employed devices, schemes or artifices to defraud in connection with these offers and sales of securities. It was further alleged that these entities made material misleading or false statements and engaged in acts, practices and courses of business which operated as a fraud upon the purchaser of their securities. As a successor entity to Tel Com East and Tel Com West, we may be liable for the actions of these entities. The Commission has advised us that we will be named as a defendant in this action. Relief sought includes permanently enjoining these entities and the Company from violating the federal securities laws, returning offering proceeds and subjecting them to civil penalties. We are in negotiations with the Commission to settle this action, however, we can give no assurance that we will be able to settle this matter. If this action proceeds to litigation, the outcome of this litigation cannot be predicted. If we are named as a defendant and the court does rule against us, we may be subject to civil penalties and other remedies which will have a significant and detrimental effect on our business and financial position. Our financial exposure in this lawsuit is in excess of $30,000,000.


NOTE F - SHAREHOLDERS' DEFICIT

On May 21, 2001 the Company and certain former Company insiders entered into an agreement to settle the lawsuit that the Company filed on September 27, 2001 in Hillsborough County, Florida. This lawsuit, as well as the terms of the settlement are discussed in detail in Note E - Commitments and Contingencies.

On June 19, 2001, the Company amended its Articles of Incorporation to increase its authorized capital stock, amend the terms of its Class A preferred stock and create a new class of Class B preferred stock. As approved by the shareholders, these amendments (a) increased the authorized shares of the Company's common stock from 100,000,000 to 300,000,000 shares; (b) provided for a non-cumulative annual dividend of 8%, as, if and when declared, for the Class A preferred stock and added certain optional and mandatory conversion rights to such Class A preferred stock; and (c) created a new class of preferred stock, the Class B preferred stock, having priority as to dividend and liquidation rights over the Class A preferred stock.

NOTE G - SUBSEQUENT EVENTS

On August 20, 2001, the Company completed the Exchange Offer. Pursuant to the Consent Agreement described in Note D above, the Company had recorded $29,135,642 as the maximum rescission offer and $9,467,168 of rescission accrued interest. Upon completion of the Exchange Offer, the Company's obligations under the Consent Agreement to make a rescission offer were satisfied. Eligible holders of an aggregate of 2,182,167 shares and 7,282,700 shares, respectively, of the Company's common and Class A preferred stocks accepted the Exchange Offer and received, in the aggregate, $397,900 face amount of the

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE G - SUBSEQUENT EVENTS - continued

Company's notes and 34,862,295 shares of Class B preferred stock. The following unaudited proforma condensed balance sheet as of June 30, 2001 has been prepared to show the effect of the completed Exchange Offer as if it had been completed on June 30, 2001:



                             Balance Sheet Data (unaudited):

                                               June 30, 2001
                                        ---------------------------------
                                          As reported      As adjusted (1)
                                        ----------------  ---------------

        Total Current Assets               $  1,139,772     $  1,139,772
        Property and Equipment                  216,012          216,012
        Total Other Assets                    2,840,505        2,840,505
                                        ----------------  ---------------
        Total Assets                       $  4,196,289     $  4,196,289
                                        ----------------  ---------------

        Total Current Liabilities          $  9,223,420     $  9,223,420
        Long Term Liabilities
          Unsecured installment notes                --          397,900
          Rescission obligation              29,135,642               --
          Rescission accrued interest         9,467,168               --
                                        ----------------  ---------------
        Total Long Term Liabilities          38,602,810          397,900

        Total Shareholders' Deficit        (43,629,941)      (5,425,031)

                                        ----------------  ---------------

        Total Liabilities and
        Shareholder's Deficit              $  4,196,289     $  4,196,289
                                        ----------------  ---------------

(1) Reflects the reclassification of $38,204,910 of a rescission obligation and accrued interest to shareholder's deficit.

The results of the Exchange Offer will be recorded on August 20, 2001 and will be reflected in the balances reported for the nine months ending September 30, 2001.

                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to financial statements included elsewhere in this Report. You should also refer to the financial statements and notes thereto for the year ended December 31, 2000.

Background and Overview

      United States Telecommunications, Inc. (the "Company" or "we") was incorporated in the State of Florida on November 19, 1997. In February 1998, we began limited operations. From February 1998 to September 1998, we obtained licenses from five state public utility commissions to resell local telephone service. During this time, we also entered into several agreements with local telephone service providers to purchase local telephone service, which we would, in turn, sell to our customers. As of September 30, 1998, we purchased the assets and assumed the liabilities of Tel Com East, Tel Com West and Tel Com Jacksonville to obtain a greater degree of operational efficiency by combining the administrative, management, marketing and finance functions of the various companies. Before this acquisition, our operations were limited and our total revenue from such operations was approximately $300,000.

      We provide local telephone service to people with bad credit. Typically, our customers have had their phone service disconnected by their local telephone service provider because of nonpayment. Most providers require customers who have been disconnected to pay a security deposit in addition to their past due balance before the provider will reconnect their service. The Company focuses on consumers who cannot afford to reconnect service with their local telephone service provider. It offers these consumers local telephone service for a fixed monthly price without requiring a security deposit. We do, however, charge a connection fee for new service to our customers.

      Source of revenue and revenue recognition policy

      We generate revenues by activating and providing local telephone service for our customers. Revenue generated from activating local telephone service ranges from $89.95 to $109.95 per customer. The activation fee is charged for the initial set-up and installation of a customer's line. The Company recognizes activation revenue when the telephone services are applied for and payment is received. Any excess of the activation revenue over the direct costs related to the activation is amortized over the period the customer uses our services. Revenue generated from providing local telephone service ranges from $49.95 to $79.95 per customer per month and is recognized monthly at the time when services are provided and the customer is billed. Depending on the date of the monthly bill, we may record revenue that is billed but not yet earned. In such cases, we record this revenue as deferred revenue.

      Source of Costs of Revenue

      Our costs of revenue results from the purchase of wholesale local telephone service from various local telephone service providers. We pay for this telephone service in arrears. Our purchase of this telephone service is governed by resale agreements entered into with each local telephone service provider operating in the areas in which we desires to operate. In addition, the purchase and resale of the telephone service is subject to tariff agreements set by each state.

      The Exchange Offer

      On August 20, 2001, the Company completed the Exchange Offer. Eligible holders of an aggregate of 2,182,167 shares and 7,282,700 shares, respectively, of the Company's common and Class A preferred stocks accepted the Exchange Offer and received, in the aggregate, $397,900 face amount of the Company's notes and 34,862,295 shares of Class B preferred stock.

      Results Of Operations

The following table sets forth the unaudited statements of operations data as a percent of net sales for the periods presented:


                                        Three months          Six months
                                       Ended June 30,       Ended June 30,
                                     -------------------  ------------------
                                       2001      2000       2001      2000
                                     --------  --------   --------  --------
   Sales......................         100.0%    100.0%     100.0%    100.0%
   Cost of sales..............         (33.2)    (30.8)     (32.7)    (33.9)
                                     --------  --------   --------  --------
   GROSS PROFIT...............          66.8      69.2       67.3      66.1
   Advertising expenses.......          (9.7)     (6.8)      (8.8)     (6.3)
   Depreciation and amortization
     expense..................          (6.1)     (5.0)      (5.6)     (4.9)
   Provision for doubtful accounts
     receivables..............         (35.4)    (26.1)     (35.3)    (25.1)
   General and administrative
     expenses.................         (39.5)    (33.2)     (35.8)    (32.8)
                                     --------  --------   --------  --------
       OPERATING (LOSS).......         (23.9)     (1.9)     (18.2)     (3.1)

   Loss on promoter receivable
   write off..................         (20.6)    (16.1)     (18.8)    (15.8)
   Other income...............           1.7        --        1.1        --
   Interest expense...........          (3.5)     (2.3)      (3.1)     (1.8)
                                     --------  --------   --------  --------
       NET LOSS...............        (46.3)%   (20.2)%    (39.0)%   (20.6)%


Comparison of the three months and six months ended June 30, 2001 and 2000.

      Revenues

      Our revenue decreased 22% from approximately $4,565,000 for the three months ended June 30, 2000 to approximately $3,555,000 for the three months ended June 30, 2001. Our revenue decreased 17% from approximately $9,321,000 for the six months ended June 30, 2000 to approximately 7,768,000 for the six months ended June 30, 2001. The decrease in our total revenue was due principally to a reduction of approximately 7% and 10% in our average subscribers base for the three month and six month period respectively. The number of subscribers decreased as a result of increased focus during 2000 on timely disconnecting non-paying customers and increased competition. Since December 31, 2000, our subscriber base temporarily increased from 15,524 to 16,214 as of March 31, 2001, or an increase of approximately 4%, primarily due to a relaxation of our disconnection criteria during the first quarter of 2001. During the second quarter of 2001, we reimposed our former, stricter disconnection standards. As a consequence, our subscriber base has decreased to 12,788 at June 30, 2001 or approximately 18%, for the six months ended June 30, 2001 as compared to the same period in 2000. We anticipate, however, that the number of subscribers will increase during the second half of 2001 due to expected increases in advertising expenditures, for which we have budgeted an additional $80,000 over our current levels of advertising expenditures. We will need to increase our customer base in order for revenues to increase.

      Cost of Revenues

      Our cost of revenues decreased 16% from approximately $1,408,000 for the three months ended June 30, 2000 to approximately $1,180,000 for the three months ended June 30, 2001. Our cost of revenues decreased 20% from approximately $3,160,000 for the six months ended June 30, 2000 to approximately $2,542,000 for the six months ended June 30, 2001. Approximately $99,000 and $265,000 of this decrease, respectively, is attributable to reduced subscriber base for the three and six months ended June 30, 2001.

      Additionally, we have and will continue to indirectly benefit from the merger of SBC Communications Inc. and Ameritech Corporation. As a condition to the merger, the FCC mandated that SBC/Ameritech implement a resale discount to all eligible resellers of local telephone service. The initial resale discount was 32% off the SBC/Ameritech retail rate. This initial discount rate was implemented in November 1999 for new subscribers and will continue until Ameritech will have satisfied the FCC's criteria for elimination of this discount. Although we believe that Ameritech satisfied such criteria in April, 2001, we have not been advised of the elimination of this initial discount rate. We estimate that cost of revenues for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 decreased by approximately $58,000, and that cost of revenues for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 decreased by approximately $158,000, as a result of this additional resale discount.

      Following the lapse of this initial discount rate, we will purchase local telephone services from Ameritech at a rate equal to 110% of the wholesale rate for local telephone service as established by the state in which service is to be provided. This new discount rate will result in higher costs because the state-set wholesale rate is generally higher than the initial discount rate currently being paid. Because the state-set wholesale rate varies from state to state and the rate of implementation of the new discount rate set by Ameritech has not yet been finalized, we cannot fully predict whether or to what extent the revised discount rate will impact cost of revenues for 2001. The new discount rate will remain in effect for a period of three years after the date the telephone service is installed and operational under the new discount rate or until our customer terminates service or is disconnected, whichever is earlier.

      We also have and will continue to indirectly benefit from the merger of GTE and Bell Atlantic, which resulted in the creation of Verizon Communications. Similar to the SBC/Ameritech transaction, as a condition to this merger the FCC mandated that Verizon implement a resale discount to all eligible resellers of local telephone service. The initial resale discount was 32% off the Verizon tariffed retail rate. This initial discount rate was implemented in August 2000 and will remain in effect until July 2002 at which time the discount rate will be decreased to 110% of the state-specified wholesale rate. The resale discount (either the initial 32% discount or the subsequent reduced discount) will generally continue for a period of three years after the date telephone service was installed and operational or until our customer terminates service or is disconnected, whichever is earlier. We estimate that our cost of revenues for the three months and six months ended June 30, 2001 as compared to the three months and six months ended June 30, 2000 decreased by approximately $8,000 and $23,000, respectively, as a result of this resale discount.

      Our cost of revenue also decreased by approximately $33,000 for the three months ended June 30, 2001 and $172,000 for the six months June 30, 2001 as compared to the same periods in 2000 as a result of the implementation of an electronic data interface with SBC/Ameritech during February 2000. This interface allows us to communicate directly and electronically with SBC/Ameritech, which greatly accelerates order processing, suspensions, and disconnections. Additionally, the electronic data interface lowers processing fees that Ameritech charges, which can be as high as $19.00 per manual order.

      Advertising

      Our advertising cost increased approximately $35,000 from approximately $309,000 for the three months ended June 30, 2000 to approximately $344,000 for the three ended June 30, 2001. Our advertising cost increased approximately $93,000 from approximately $591,000 for the six months ended June 30, 2000 to approximately $684,000 for the six months ended June 30, 2001. We spent more on advertising during 2001 to increase our customer base. Because of an increase in our rate of disconnections during the three months ended June 30, 2001, which resulted from our re-imposing stricter disconnection criteria, and intensified competition in two of our key markets, we have not experienced the net increase of our customer base that we would otherwise have expected from this increase in our advertising expenditures. We expect this trend to be reversed during the remainder of the year as we continue to implement our planned increased advertising program and regain customers lost to the competition. We have increased our advertising budget for 2001 by approximately 31% as compared to 2000, and intend to fund this increase from cash made available to us as a result of anticipated reductions in expenses relating to the Exchange Offer.

      Provision for Doubtful Accounts Receivable

      Our provision for doubtful accounts receivable cost increased by approximately $68,000 from approximately $1,191,000 for the three months ended June 30, 2000 to approximately $1,259,000 for the three ended June 30, 2001. Our provision for doubtful accounts receivable cost increased by approximately $402,000 from approximately $2,342,000 for the six months ended June 30, 2000 to approximately $2,744,000 for the six months ended June 30, 2001. The increase resulted from actions we took during the first quarter of 2001 to improve collection rates by relaxing certain disconnection criteria as well as lowering the initial connection payment that we require in two of our key markets. The balance of the connection fee was payable over a five-month period. Because disconnections could occur prior to receiving full payment of the connection fee, we increased our provision for doubtful accounts to cover this contingency. As a result of these relaxed standards, uncollectible billings were 35% of total billings for the six months ended June 30, 2001 as compared to approximately 25% for the six months ended June 30, 2000. We generally reserve 30% of accounts receivable that are due in 59 days or less and reserve 100% of accounts receivables that are past due by more than 60 days. We have discontinued the relaxed disconnection criteria and have reimposed our former, stricter standards. We may continue to alter our connection and disconnection criteria in the future in order to find a more appropriate standard that will improve our collection rates.

      General and Administrative Expenses

      Our general and administrative expenses decreased approximately $108,000 from approximately $1,514,000 for the three months ended June 30, 2000 to approximately $1,406,000 for the three months ended June 30, 2001. The change in general and administrative expenses primarily resulted from the following:

o  a decrease of $13,000 in Director's fees due to fewer meetings:
o a decrease of $18,000 in consulting fees and outside services resulting from three fewer contractors during the three months ended June 30, 2001;
o a decrease of $63,000 in telephone expense due to a reduced subscribers base and a change during the fourth quarter of 2000 of long distance carriers to obtain a better rate;
o a decrease of $38,000 in agent commissions as a result of implementing a lower agent commission structure and a reduced subscriber base;
o a decrease of $56,000 in certain tax related penalties due to reduced revenues and reduced penalties as a result of current payments to federal and certain other taxing authorities;
o  a decrease of  $24,000 in travel expenses; and
o a decrease of $12,000 in postage resulting from fewer mailings due to a reduced subscriber base and increased computer and telephone to contact with our customers.

These decreases were offset by an increase of approximately $58,000 in legal fees, $23,000 in accounting fees, $21,000 in printing costs related to filings with the SEC.. We also had increases of $15,000 in insurance costs and $16,000 of FCC and licensing fees as compared to the second quarter 2000.

      Our general and administrative expenses decreased approximately $287,000 from approximately $3,062,000 for the six months ended June 30, 2000 to approximately $2,775,000 for the six months ended June 30, 2001. The change in general and administrative expenses primarily resulted from the following:

o  a decrease of $19,000 in Director's fees due to fewer meetings;
o a decrease of $52,000 in consulting fees and outside services with I-Nex and others, due to the termination of a consulting agreement in 2000 and three fewer contractor's during 2001 compared to 2000.
o a decrease of $84,000 in telephone expense due to a reduced subscribers base and a change during the fourth quarter of 2000 of long distance carriers to obtain a better rate;
o a decrease of $97,000 in agent commissions as a result of implementing a lower agent commission structure and a reduced subscriber base;
o a decrease of $126,000 in certain tax related penalties due to reduced revenues and reduced penalties as a result of current payments to federal and certain other taxing authorities;
o  a decrease of  $33,000 in travel expenses; and
o a decrease of $27,000 in postage resulting from fewer mailings due to a reduced subscriber base and increased computer and telephone to contact with our customers.

These decreases were offset by an increase of approximately $146,000 in legal fees, $44,000 in accounting fees, $21,000 in printing costs related to filings with the SEC. We also had increases of $19,000 in insurance costs and $14,000 of FCC and licensing fees as compared to the six months ended June 30, 2000.

      Interest Expense

      For the three months ended June 30, 2001, interest expense increased approximately $20,000 from approximately $105,000 for the three months ended June 30, 2000 compared to approximately $125,000 for the three months ended June 30, 2001. For the six months ended June 30, 2001, interest expense increased approximately $76,000 from approximately $165,000 for the six ended June 30, 2000 compared to approximately $241,000 for the six months ended June 30, 2001. The increase resulted from an increase in interest accrued on unpaid taxes (see "Management's Discussion and Analysis -- Liabilities"). The Company expects that its interest expenses will increase by approximately $22,000 as a result of the issuance of notes pursuant to the Exchange Offer.

      Net Loss

      Our net loss for the three months ended June 30, 2001 was approximately $1,646,000 as compared to a net loss of approximately $924,000 for the three months ended June 30, 2000. Our net loss for the six months ended June 30, 2001 was approximately $3,031,000 as compared to a net loss of approximately $1,923,000 for the six ended June 30, 2000. The increase in net loss primarily was due to a decrease in our revenue due to the decrease in our customer base and an increase in our provision for doubtful accounts receivable due to stricter disconnection guidelines during 2000. As a result of completion of the Exchange Offer, commencing August 20, 2001, we will no longer accrue interest on the maximum rescission obligation of approximately $30,000,000. This interest has been recorded with an offset to a receivable owed from the promoter, which was then written off. The elimination of this interest accrual and promoter receivable write-off is expect to decrease our net loss by approximately $2,892,000 on an annual basis.

Liquidity And Capital Resources

      Since our inception, we have satisfied our cash requirements primarily from revenues from operations and from the sale of common stock and sales of units of ownership interests in Tel Com East, Tel Com Jacksonville and Tel Com West, our predecessor entities. We have raised approximately $2,340,000 through the sale of common stock and approximately $6,451,000 through the sale of units of Tel Com East, Tel Com Jacksonville and Tel Com West. Additionally, we have periodically drawn upon a $50,000 bank line of credit and have also received periodic advances from Richard Pollara, our president, to fund growth and working capital requirements. We have recorded a loan of $150,000 from a shareholder, the validity of which is disputed. The bank line of credit was closed in February 2000. Starting in the fourth quarter 2000 we also generating cash by selling our uncollectible accounts. We have received approximately $83,000 during 2001 and $211,000 during 2000 from the sale of uncollectible accounts.

      We had cash and cash equivalents totaling approximately $1,200 and a negative working capital of approximately $8,084,000 at June 30, 2001 compared to cash and cash equivalents of approximately $7,000 and negative working capital of approximately $6,929,000 at December 31, 2000.

      We do not know whether our funds from operations will be sufficient to satisfy our cash needs for fiscal year 2001 due to the following uncertainties:

      o In order to generate revenue during 2001 that will approximate revenue for 2000, we must increase our customer base by approximately 20% over the total number of customers as of December 31, 2000. As of June 30, 2001, our customer base decreased by approximately 10% from our customer base of December 31, 2000. To increase the customer base, we will need to continue to increase advertising expenditures. We plan to increase advertising expenditures by 31% during 2001 as compared to 2000. The funds for our increased advertising expenses are expected to come from a reduction in our legal, accounting and other professional fees and expenses that have been incurred in connection with the preparation of the Exchange Offer and in connection with on-going litigation. Although we anticipate a reduction of such fees and expenses once the Exchange Offer is completed and our lawsuits have been resolved or settled, we cannot predict when or if all of litigation will be resolved. Therefore, we may continue to incur legal fees in connection with these suits. Even if we increase advertising as planned, we cannot predict whether such increase will result in an increase in our customer base.

      o We cannot predict how much money we will be required to pay to various taxing authorities to resolve our delinquent federal, state and local excise tax obligations. As previously noted, our estimated maximum aggregate liability as of June 30, 2001 to these taxing authorities was approximately $5.9 million, which is comprised of approximately $3,793,000 in taxes, $965,000 in interest and $1,204,000 in penalties. We also cannot predict whether and to what extent we will be successful in resolving delinquencies owed to these taxing authorities, and whether we will be successful in negotiating payment terms that will permit us to pay amounts owed over time. We are seeking the longest possible repayment timetable to avoid draining cash flow. For the year 2001, we have estimated obligation payments for these past-due taxes will be approximately $195,000; however, we cannot assure that we will not be required to pay more than estimated. If the taxing authorities require payment of more than we have estimated, or tries to accelerate our payments, we may not have sufficient funds to meet these requirements. We will also not have sufficient funds to increase our advertising, which is necessary to increase customer base.

      o We cannot predict the impact that the reduction in the discount available for local service purchased from Ameritech will have on our cost of sales for 2001. As discussed above in our discussion in Cost of Revenues for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000, the new state-set discount rate applicable to those accounts for which the we purchase local service from Ameritech varies from state to state. Ameritech has not yet implemented this new discount rate, and accordingly, management cannot yet assess the full impact of this new discount rate on cost of revenue.

      We may need to raise additional capital to fund operations and the payment of our unremitted taxes, together with penalties and interest. If additional funds are raised through the issuance of stock, the percentage ownership of shareholders will be reduced and shareholders may experience dilution. There can be no assurance that additional financing will be available or on terms favorable. If adequate funds are not available or are not available on acceptable terms, our ability to fund the expansion of our markets, pay our unremitted taxes and take advantage of unanticipated opportunities or otherwise respond to competitive pressures could be significantly limited. Our business will be harmed by such limitations.

      We have the following material commitments and contingent liabilities:

      o Although completion of the Exchange Offer on August 20, 2001 satisfied our rescission obligations under the Florida Consent Agreement, we have recorded the maximum rescission liability of $30,131,000, which amount is based upon the aggregate purchase price paid for stock (or units of ownership interests in predecessor companies) as of June 30, 2001. This rescission liability amount includes our rescission obligation to the former unit holders of Tel Com Plus Jacksonville. Eighty former unit holders of Tel Com Jacksonville accepted our rescission offer resulting in a rescission obligation of $995,000. We have continued to make monthly payments on this obligation and the balance was approximately $57,000 at June 30, 2001. It should be noted, however, that under Florida law, satisfaction of the Consent Agreement may not relieve us of any rescission liability that we may have to individual shareholders. Accordingly, we will continue to be contingently liability under state securities laws for these rescission obligations.

      o Our contingent liability to shareholders who purchased common stock from February 1999 through December 31, 1999. Under the Exchange Offer, we offered to exchange these shares of our common stock for notes or Class B preferred stock because the issuance of these shares may not have complied with federal and applicable state securities laws. Completion of the Exchange Offer will not relieve us of any rescission liability that we may have to such shareholders under federal or state securities laws. Accordingly, we estimate that our contingent liability to repurchase these shares to be approximately $1,341,000.

      o Our monthly billings include federal excise taxes, Federal Communication Commission surcharges, various telecommunication surcharges and taxes, state taxes, local taxes, municipal taxes and other surcharges and taxes. This combined rate varies from approximately 10% to 17% of the monthly-billed service depending upon the state. For the year 2001, we have estimated that our monthly aggregate tax liability for current tax obligations will range from $90,000 to $110,000. While we expect to be current in our federal and state excise tax payments by the end of 2001, we will continue to be delinquent in current payments to a significant number of local and municipal taxing authorities for at least the next twelve months.

      o Our liability to MCI Telecommunications Corp. under a settlement agreement and release between MCI and us with regard to nonpayment of phone service. We have reserved $152,000 in respect of this obligation and plans to fund this obligation from operations. The amount was to be paid in full by September 15,

         2000. As of June 30, 2001, one payment of $25,000 has been made and the remaining balance of $127,000 remains outstanding and we are in default under our settlement agreement with MCI.

      o Our liability to Pacific Bell in the amount of $239,000. During February 2000, we filed a complaint with the California Public Utilities Commission against Pacific Bell for failure to block our customers from making certain toll calls and using certain usage sensitive calling features, such as directory assistance. We have estimated that the failure to block these items cost approximately $239,000. It is not yet possible to evaluate the likelihood of a favorable outcome.

      o On May 12, 1999, the Commission brought an action in the federal district court in the Middle District of Florida against Tel Com East and Tel Com West (among others), predecessor entities of the Company. The complaint alleges that Tel Com East and Tel Com West violated registration requirements of the Securities Act of 1933, as amended, by not filing a registration statement with the Commission in connection with the offers and sales of their securities, and that these entities knowingly and recklessly employed devices, schemes or artifices to defraud in connection with these offers and sales of securities. It was further alleged that these entities made material misleading or false statements and engaged in acts, practices and courses of business which operated as a fraud upon the purchaser of their securities. As a successor entity to Tel Com East and Tel Com West, we may be liable for the actions of these entities. The Commission has advised us that we will be named as a defendant in this action. Relief sought includes permanently enjoining these entities and the Company from violating the federal securities laws, returning offering proceeds and subjecting them to civil penalties. We are in negotiations with the Commission to settle this action, however, we can give no assurance that we will be able to settle this matter. If this action proceeds to litigation, the outcome of this litigation cannot be predicted. If we are named as a defendant and the court does rule against us, we may be subject to civil penalties and other remedies which will have a significant and detrimental effect on our business and financial position. Our financial exposure in this lawsuit is in excess of $30,000,000.

      As described in Note B, "Going Concern Uncertainty" to the accompanying financial statements, there is substantial doubt as to our ability to continue as a going concern. We have incurred substantial operating losses since inception and, in addition, had negative working capital at June 30, 2001 of approximately $8,084,000. These conditions, combined with the Exchange Offer, have raised substantial doubt about our ability to continue as a going concern. Present management believes that we must achieve the following objectives if we are to continue as a going concern:

      o Reach a final settlement with the Commission of the federal violations of the securities laws;

      o Comply with all state and municipal tax reporting requirements and payment of taxes, penalties and interest due;
      o Expand our customer base through increased advertising efforts in existing markets and secure new operating licenses in strategically located territories; and
      o  Secure additional capital to fund future expansion.

      At this time, present management cannot assess the likelihood of our ability to achieve these objectives.

      Material Uncertainties

      Because of our failure to initially institute and maintain proper internal corporate control procedures and guidelines, we have had lapses in operational and internal control that have created material uncertainties. These lapses in our operational and internal control include the following instances:

      o Failure to properly document and file with the appropriate state and federal regulatory bodies our acquisition of the assets and our assumption of the liabilities of Tel Com East, Tel Com West and Tel Com Jacksonville on September 30, 1998;
      o Failure to maintain minutes of meetings of the board of directors and shareholders;
      o  Failure to maintain accurate stock records;
      o Failure to document material transactions with related parties and others; and
      o Failure to remit sales and use taxes, gross receipt taxes and federal excise taxes to the appropriate taxing authorities.

      Present management has instituted or intends to institute the following measures to reduce the material uncertainties that have resulted from a lack of internal corporate control:

      o The corporate secretary is attending and recording the minutes of all board of director meetings;
      o The corporate secretary is controlling all original legal documents and agreements and ensuring that these documents are safeguarded;
      o We have purchased software and designated one individual to monitor our compliance with sales and use tax regulations; and
      o  We may engage a stock transfer agent to maintain our stock register.

      Present management believes that a significant number of these lapses in operational and internal control resulted from the exercise by some of our former employees of exclusive control over our corporate records, including our stock records, bank accounts and regulatory compliance records. We have filed suit against these individuals, among others, in Hillsborough County, Florida. In this complaint, we allege that individual defendants, through their affiliation with us as promoters, officers or directors, defrauded us and breached their duties of care and loyalty to us. We further allege that these defendants used their respective positions to conceal and perpetuate a scheme to defraud our shareholders and us out of millions of dollars.

      Until late December 1999, designees of Prime Equities Group, Inc. controlled our board of directors. With the removal of Stephen Henderson, a designee of Prime Equities, from our board of directors in late December 1999, Prime Equities lost its control of our board of directors. Since this shift in control, we have been in the process of recovering our corporate records that had been improperly maintained by our former employees. Our board of directors currently consists of two independent directors, who are also shareholders, two designees of Prime Equities, Inc., and Richard Pollara. Present management believes that our operational and internal control has and will continue to improve as the control of all of our operational and corporate records become centralized under our present management.

Changes In Financial Position

      Operating activities for the six months ended June 30, 2001 used net cash of approximately $11,000 as compared to net cash provided of approximately $201,000 for the six months ended June 30, 2000. This increase in the use of net cash of approximately $212,000 is the result of our disbursing cash for expenses in excess of the cash collected in revenue for the six months ended June 30, 2001 compared to the same period ended June 30, 2000.

      Our investing activities provided cash of approximately $6,000 for the six months ended June 30, 2001. The principal source of cash was due to the proceeds from repayment of notes receivable. This was offset by the use of cash for acquisition of property, equipment and software. Our investing activities used cash of approximately $70,000 for the six months ended June 30, 2000. The principal use of cash was for the acquisition of software.

      Our financing activities used cash of approximately $2,000 for the six months ended June 30, 2001. The principal source of cash was the increase in the bank overdraft, which was offset by the payments made in connection with the Jacksonville rescission. Our financing activities used cash of approximately $187,000 for the six months ended June 30, 2000. The principal use of cash was payments on the line of credit, notes payable and the Jacksonville rescission, which was offset by the increase in the bank overdraft.

      Assets

      The asset portion of the balance sheet provides liquidity primarily through cash and cash equivalents and the collection of accounts receivables. Our current assets decreased approximately $326,000 for the six months ended June 30, 2001 compared to December 31, 2000.

      The decrease in current assets during the six months ended June 30, 2001 was due to an increase in the allowance for doubtful accounts. The increase in the allowance for doubtful accounts resulted in a net decrease of $220,000 in accounts receivable, repayment of a note receivable related to advertising of $68,000, a refund of a legal retainer of $29,000 offset by the classification of a note receivable as current as prepaid expenses and other and an approximately $59,000 decrease in agent receivables.

      We purchased equipment and made leasehold improvements totaling approximately $15,000 during the six months ended June 30, 2001. In addition, we purchased and developed a customer tracking and billing software of approximately $44,000 for the six months ended June 30, 2001. Our expenditures were to maintain these assets and minor upgrades.

      Based on our current business strategy, we do not anticipate any further substantial capital expenditure for purchases of equipment and software.

      Liabilities

      The liability portion of the balance sheet reflects various borrowings from related parties and a line of credit with Bank of America, which was closed effective February 29, 2000. Our current liabilities increased by approximately $828,000 for the six months ended June 30, 2001. The material changes in our current liabilities are described below.

      During 1998 we borrowed $50,000 on a line of credit and during the year ended December 31, 2000, the line of credit was cancelled with a payment of approximately $46,000. In September 1998, we purportedly borrowed $150,000 from a shareholder, Joseph Thacker, and issued a promissory note in the principal amount of $150,000. The promissory note accrued interest at 10% per annum, and was due and payable on September 28, 2000. We are challenging the validity of this note in the complaint filed by the Company against Joseph Cillo, et al. in the Thirteenth Judicial Circuit of Hillsborough County, Florida. We allege that Mr. Thacker did not make a loan to us, but rather the $150,000 received by us actually came from payments made by persons purchasing our stock. Mr. Thacker filed suit against us in September 2000 for failure to pay the principal and interest due to him under this note. See the description of these lawsuits under the heading "Business -- Legal Proceedings." Mr. Pollara and Robin Caldwell advanced us an aggregate of $80,000 in 1999 and $91,000 in 2000 to fund operating cash shortfalls. The balance on these advances at June 30, 2001 was $16,000.

      In January, 2000 two notes payable and related interest totaling approximately $570,000 were forgiven by Richard Pollara. These notes originated as part of the joint venture agreements entered into during 1997 between Easy Phone and Tel Com East and Tel Com West.

      Our accounts payable increased $296,000 during the six months ended June 30, 2001 due to increased legal and accounting activity during the period in excess of payments made.

      Our accrued local telephone service provider obligations increased by approximately $2,000 for the six months ended June 30, 2001, and by approximately $546,000 for the year ended December 31, 2000. For the six months ending June 30, 2001 compared to 2000, our subscriber base decreased by approximately 9.5% this was offset by fewer payments made on old obligations resulting in the net increase. During 2000 these decreases were due to efforts made to reduce outstanding obligations to telephone service providers, costs reductions provided by the local telephone service providers and reductions in subscriber base.

      Our accrued sales taxes, penalties and interest increased by approximately $442,000 for the six months ended June 30, 2001, and by approximately $1,611,000 for the year ended December 31, 2000. These increases resulted from additional taxes being incurred and the accrual of related interest and penalties in excess of payments. We are delinquent in filing various state and municipal sales and excise tax returns and have not remitted all taxes collected. At June 30, 2001 an obligation for unremitted taxes of $3,793,000 and for penalties and interest on such unremitted taxes of $2,170,000 was recorded.

      Our rescission obligation under the Florida consent agreement to our shareholders who were former unit holders in Tel Com East, Tel Com West or Tel Com Jacksonville was approximately $29,192,000 as of June 30, 2001, and approximately $29,219,000 as of December 31, 2000. The decrease is due to the decrease in the principal amount of our rescission obligation. The principal amount of our rescission obligation has decreased because of payments to former unit holders of Tel Com Jacksonville who elected to rescind their purchases of such units under our rescission offer in 1998. We repurchased 80 units from former Tel Com Jacksonville unit holders for $995,000 plus interest. This amount is being paid over time. We made payments of approximately $27,000 during the six months ended June 30, 2001. The remaining rescission obligation at June 30, 2001 is approximately $57,000.

Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and other intangible assets will no longer be routinely amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. We are required to adopt SFAS No. 142 on January 1, 2002 and have not determined the impact that this statement will have on our financial statements.

Forward-Looking Statements

      This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has tried, whenever possible, to identify these forward-looking statements using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect the Company's current beliefs and are based upon information currently available to it. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the company's actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the fact that:

      o there is limited operating history from which to evaluate our business and prospects;
      o there is no public market for any of our securities and it is unlikely that there will ever be a public market for our securities;
      o we are the successor to Tel Com East and Tel Com West, who are defendants in a lawsuit brought by the Commission. We have been informed by the Commission that it intends to include us as a defendant in such suit;
      o  our revenues from operations may not be sufficient to satisfy our projected cash requirements for fiscal year 2001 and thereafter;
      o  we are delinquent in our filings of state and municipal sales tax returns and may be liable for approximately $5.9 million for such unremitted taxes, penalties and interest;
      o we may be subject to criminal or civil penalties as well as the loss of our public utility license issued by the State of California; and
      o our auditors have express doubt with respect to our ability to continue as a going concern, which may adversely affect our ability to obtain additional capital to execute our business plan and satisfy our obligations.

Other risks of our business include increased competition from other telecommunications resellers, risk of non-payment from our high credit risk customer base, our dependence upon certain key individuals, our ability to raise the capital necessary to fund existing operations and grow our business, the delays in receiving necessary regulatory approvals from the various states in which we do business or intend to do business and the resolution of various law suits brought against us.

The Company undertakes no obligation to update or advise upon any such forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                      ITEM 3--QUALITATIVE AND QUANTITATIVE
                          DISCLOSURE ABOUT MARKET RISK

      The Company has not entered into any transactions using derivative financial instruments or other market risk sensitive instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

                           PART II. OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

      On September 27, 2000, the Company filed a complaint in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County Florida against certain former Company insiders. This litigation is discussed in detail in Note E - Commitments and Contingencies to the Company's Financial Statements in Part I of this report.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 8, 2001, the Company obtained written consent from shareholders holding a majority of our outstanding voting stock to adopt the Second Amended and Restated Articles of Incorporation of the Company (the "Restated Articles"). As approved by the shareholders, the Restated Articles (a) increased the authorized shares of the Company's common stock from 100,000,000 to 300,000,000 shares; (b) provided for a non-cumulative annual dividend of 8%, as if and when declared, for the Class A preferred stock and added certain optional and mandatory conversion rights to such Class A preferred stock; and (c) created a new class of preferred stock, the Class B preferred stock, having priority as to dividend and liquidation rights over the class A preferred stock. The Restated Articles are filed as Exhibit 3.1 to this report.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            Exhibit 3.1    Second Amended and Restated Articles of Incorporation

            Exhibit 99.1 Settlement Agreement and Mutual General Release dated as of May 21, 2001 between the Company, Captive Administrators, Inc., Triangle Management, Inc., Richard Pollara, Julie Graton and Joseph Cillo (filed on July 11, 2001 as Exhibit 99.5 in Amendment No. 6 to the Company's Registration Statement on Form S-4, Commission file number 333-93149 and incorporated herein by reference)


     (b)   Reports on Form 8-K

           None

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNITED STATES TELECOMMUNICATIONS, INC.


Date: August 30, 2001         /s/ Richard J. Pollara
                              ----------------------
                                  Richard J. Pollara
                                  President