Form 10-Q
period 2001-09-30
UNITED STATES TELECOMMUNICATIONS INC/FL
filed 2001-11-19
CIK 1095252

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2001

                          Commission File No. 333-93149

                     UNITED STATES TELECOMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)



         Florida                                      59-347083
------------------------------------      -----------------------------------
(State or Other Jurisdiction of           (IRS Employer Identification No.)
Incorporation or Organization)


          5251 110th Avenue North, Suite 118, Clearwater, Florida 33760
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (727) 572-7832
              (Registrant's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]


         There were 8,347,647 shares of the Registrant's common stock, $0.0001 par value (the "Common Stock") outstanding as of September 30, 2001.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                       Page
Part I:           Financial Information

Item 1.                 Financial Statements

                        Balance Sheets as of September 30, 2001
                           (unaudited) and December 31, 2000                            3

                        Statements of Operations for the three months and nine
                            months ended September 30, 2001 and 2000 (unaudited)        5

                        Statements of Cash Flows for the nine
                           months ended September 30, 2001 and 2000 (unaudited)         6

                        Notes to Financial Statements                                   7

Item 2.           Management's Discussion and Analysis of Financial Condition          17
                  and Results of Operation

Item 3.           Qualitative and Quantitative Disclosures about Market Risk           35

Part II: Other Information

Item 1.           Legal Proceedings                                                    35

Item 6.           Exhibits and Reports on Form 8-K                                     35


                     UNITED STATES TELECOMMUNICATIONS, INC.
                                 BALANCE SHEETS



                                                                                    September 30,       December 31,
                                                                                         2001               2000
                                                                                     (unaudited)
                                                                                    ---------------    ---------------
ASSETS

CURRENT ASSETS

  Cash                                                                               $         558     $        7,295

  Accounts receivable, net of allowance for doubtful accounts of
    $1,296,265 and $1,289,342 at 2001 and 2000,  respectively                              771,925          1,220,050

  Agent receivables, net of allowance for doubtful accounts of
    $6,541 and $11,648 at 2001 and 2000,  respectively                                      72,175            122,053


  Note receivable and accrued interest                                                          --             67,519

  Prepaid expenses and other                                                                67,083             49,246
                                                                                    ---------------    ---------------
TOTAL CURRENT ASSETS                                                                       911,741          1,466,163
                                                                                    ---------------    ---------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $546,634 and $432,657 at 2001 and 2000,  respectively                                  184,974            281,615
                                                                                    ---------------    ---------------

OTHER ASSETS

  Licenses, net of accumulated amortization of $36,947 and $28,217
  at 2001 and 2000, respectively                                                           137,654            146,384

  Software, net of accumulated amortization of $527,444 and $397,201
  at 2001 and 2000, respectively                                                            96,811            180,825

  Goodwill, net of accumulated amortization of $570,245 and $427,684
  at 2001 and 2000, respectively                                                         2,280,979          2,423,540

  Customer base, net of accumulated amortization of  $950,408 and $712,806
  at 2001 and 2000, respectively                                                                --            237,602

  Deposits                                                                                 147,241            159,941

  Other assets                                                                                  --             46,301

                                                                                    ---------------    ---------------
TOTAL OTHER ASSETS                                                                       2,662,685          3,194,593
                                                                                    ---------------    ---------------

TOTAL ASSETS                                                                        $    3,759,400      $    4,942,371
                                                                                    ===============    ===============


The accompanying notes are an integral part of these financial statements.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                                 BALANCE SHEETS


                                                                                     September 30,
                                                                                         2001           December 31,
                                                                                     (unaudited)            2000
                                                                                    ---------------    ---------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES

  Accounts payable                                                                      $  874,706     $      429,787


  Bank overdraft                                                                           105,485             67,753

  Accrued liabilities                                                                      340,956            478,787

  Accrued interest on sales tax                                                          1,122.486            773,011

  Accrued carrier service                                                                1,320,398          1,225,406

  Accrued sales tax and penalties                                                        5,254,358          4,554,919

  Unearned revenue                                                                         426,739            538,833

  Notes payable - related party                                                            150,000            150,000

  Unit rescission obligation - current                                                      70,182             83,238

  Rescission accrued interest - current                                                     38,036             93,267
                                                                                    ---------------    ---------------
TOTAL CURRENT LIABILITIES                                                                9,703,346          8,395,001
                                                                                    ---------------    ---------------

LONG TERM LIABILITIES Unit rescission obligation:
      Preferred stock; $0.0001 par value; 12,945,149 shares issued and outstanding at 2000,
      Common stock; $0.0001 par value; 3,571,244 shares issued
        and outstanding at 2000                                                                 --         29,135,642
  Rescission accrued interest                                                                   --
                                                                                                            8,010,386
  Notes payable                                                                            377,900                 --
  Notes payable accrued interest                                                             2,392                 --
                                                                                    ---------------    ---------------
  TOTAL LONG TERM LIABILITIES                                                              380,292         37,146,028
                                                                                    ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Class B Preferred stock; $0.0001 par value; 130,000,000 shares authorized:                  3,493                 --
   34,926,953 shares issued and outstanding at 2001
 Class A Preferred stock; $0.0001 par value; 40,000,000 shares authorized;
   25,303,049 and 23,516,600 shares issued and outstanding at 2001 and 2000,
   respectively                                                                              2,530              2,352
  Common Stock; $0.0001 par value; 300,000,000 and 100,000,000 shares authorized; 8,347,647 and 7,927,970 shares issued and outstanding at 2001
    and 2000, respectively                                                                     835                793
  Additional paid in capital                                                            45,351,844          6,736,185
  Accumulated deficit                                                                 (51,655,940)       (47,310,988)
                                                                                    ---------------    ---------------
                                                                                       (6,297,238)       (40,571,658)
  Less subscription receivable on common stock                                            (27,000)           (27,000)
                                                                                    ---------------    ---------------
  TOTAL SHAREHOLDERS' DEFICIT                                                          (6,324,238)       (40,598,658)
                                                                                    ---------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                            $ 3,759,400     $    4,942,371
                                                                                    ===============    ===============


The accompanying notes are an integral part of these financial statements.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                                    --------------------------------------   -------------------------------------
                                                          2001                 2000               2001                2000
                                                    ------------------   -----------------   ----------------   ------------------

Sales                                                    $  2,792,452    $      4,038,436     $   10,560,135       $   13,359,062
Cost of sales                                                 921,071           1,306,925          3,462,637            4,467,211
                                                    ------------------   -----------------   ----------------   ------------------

   GROSS PROFIT                                             1,871,381           2,731,511          7,097,498            8,891,851

Advertising expenses                                          197,158             223,926            880,795              814,458
Depreciation and amortization expense                         201,655             226,530            639,325              681,438
Provision for doubtful accounts receivable                  1,027,762           1,203,649          3,771,727            3,545,941
General and administrative expenses                         1,286,354           1,470,472          4,061,364            4,532,297
                                                    ------------------   -----------------   ----------------   ------------------
   OPERATING LOSS                                           (841,548)           (393,066)        (2,255,713)            (682,283)

OTHER INCOME (EXPENSE)
  Loss on promoter receivable write off resulting
    From rescission obligation interest                     (395,692)           (610,592)        (1,855,078)          (2,079,497)
  Interest                                                  (125,905)            (90,543)          (366,670)            (255,659)
  Other                                                       49,476                  --            132,509                   --
                                                    ------------------   -----------------   ----------------   ------------------
    TOTAL OTHER EXPENSE                                     (472,121)           (701,135)        (2,089,239)          (2,335,156)

   NET LOSS                                             $ (1,313,669)    $    (1,094,201)       $(4,344,952)        $ (3,017,439)
                                                    ==================   =================   ================   ==================

Per share data:
Basic and diluted loss per share                        $      (0.14)    $         (0.10)       $     (0.41)        $      (0.26)
                                                    ==================   =================   ================   ==================

Weighted average number of common shares used in
basic and diluted loss per share
Calculations                                                9,557,548          11,499,214         10,702,902           11,499,214
                                                    ==================   =================   ================   ==================



The accompanying notes are an integral part of these financial statements.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                        Nine Months Ended September 30,
                                                                                     ------------------------------------
                                                                                           2001                2000
                                                                                      ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                                                              $  (4,344,952)     $   (3,017,439)
  Adjustments to reconcile net loss to net cash (used)
    provided  by operating activities
      Depreciation and amortization                                                           639,325             681,438
      Loss on promoter receivable                                                           1,855,078           2,079,497
      Note issued for reimbursement of advertising expenses                                        --           (134,269)
      Provision for doubtful accounts receivable                                            3,771,727           3,545,941
  Changes in operating assets and liabilities:
    (Increases) decreases in:
      Accounts receivables and agent receivables                                           (3,273,725)         (3,508,446)
      Prepaid expenses and other assets                                                       (9,071)              16,988
    Increases (decreases) in:
      Accounts payable                                                                        444,919              (4,091)
      Accrued liabilities                                                                     259,668             162,062
      Accrued carrier services                                                                 94,992            (730,798)
      Accrued taxes and penalties                                                             699,439           1,054,079
      Unearned revenues                                                                      (112,094)             11,517
                                                                                      ----------------    ----------------
  Total adjustments to reconcile net loss to net cash (used)
    provided  by operating activities                                                       4,324,626           3,173,918
                                                                                      ----------------    ----------------

 NET CASH (USED) PROVIDED BY OPERATING
    ACTIVITIES                                                                               (20,326)             156,479
                                                                                      ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from notes receivable repayments                                                66,000                  --
      Purchase of software                                                                    (46,229)            (58,424)
      Purchases of property and equipment                                                     (17,336)            (15,571)
                                                                                      ----------------    ----------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                2,435             (73,995)
                                                                                      ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Bank overdraft                                                                           37,732             245,938
      Net cash provided (payments) under line of credit                                            --             (46,481)
      Net Proceeds from (principal payments on) note
        payable - related                                                                          --             (40,002)
      Payments related to the Tel Com Jacksonville rescission offer                           (26,578)           (298,050)
                                                                                      ----------------    ----------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                              11,154             (138,595)
                                                                                      ----------------    ----------------
NET DECREASE IN CASH                                                                    $     (6,737)         $  (56,111)
                                                                                      ----------------    ----------------
CASH AT BEGINNING OF PERIOD                                                             $      7,295          $   56,111
                                                                                      ================    ================
CASH AT END OF PERIOD                                                                   $        558          $       --
                                                                                      ================    ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
 Issuance of notes payable as result of Exchange Offer                                  $    377,900          $       --
                                                                                      ----------------    ----------------
 Issuance of 34,926,953 shares of Class B preferred stock as result of Exchange
Offer                                                                                   $         --          $       --
                                                                                      ----------------    ----------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                                      $          900          $      760
                                                                                      ---------------- -- ----------------



The accompanying notes are an integral part of these financial statements.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000 included in our Form S-4/A.

NOTE B - GOING CONCERN UNCERTAINTY

The Company incurred a net loss of $4,344,952, for the nine months ended September 30, 2001 and used $20,326 of cash to fund operations during the nine month period ended September 30, 2001. At September 30, 2001 the Company had negative working capital of $8,791,605 and negative equity of $6,324,238. Further, the Company has not filed all required state and municipal sales and excise tax returns, nor has it remitted the related payments of these taxes estimated to be approximately $6.3 million, including penalties and interest, at September 30, 2001. This estimate is based on collected revenues and the applicable tax rates, including an estimate for penalties and interest.

Additionally, the Company may be liable to holders of its common shares and Class A preferred shares under various state securities laws for offering and selling securities of its predecessor entities during 1997 and 1998, which were subsequently exchanged for shares of our common stock and Class A preferred stock, in violation of various state securities laws. The Company's maximum exposure under such securities laws to these shareholders is estimated to be approximately $30 million. Further, the Company may be liable under federal and various state securities laws to holders of its common shares who purchased such shares from the Company during the period from February 1999 to December 1999. The Company estimates that its contingent liability to repurchase these shares is approximately $1.3 million.

The Company could also face civil or criminal penalties in California as well as the loss of its California Public Utilities Commission license because of the submission of false financial information to the Commission in connection with its application for a license.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE B - GOING CONCERN UNCERTAINTY - continued

These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

Management believes five major steps are important for the Company's future.

- Final settlement of the alleged federal and state violations of the securities laws, which have drained the Company of time and resources;
- Complying with all state and municipal tax reporting requirements and payment of taxes, penalties and interest due;
- Expansion of the customer base through increased advertising efforts in existing markets and securing new operating licenses and territories;
- Reduction of the Company's cost of revenues by entering into agreements with facility based providers or obtaining the authority to become a facility based provider itself; and
-    Securing additional capital to fund future expansion.

Management believes that its ability to secure adequate liquidity for the Company is also based on resolution of the four major steps outlined above.

The Company has made non-recurring payments of approximately $1,652,000 (unaudited) in accounting and legal fees from May 1999 to August 20, 2001 in connection with the preparation and filing of a registration statement with the United States Securities and Exchange Commission (the "Commission"). This registration statement affected an exchange offer (the "Exchange Offer") of the Company's common stock and Class A preferred stock for either the Company's 5.5% installment notes or shares of its Class B preferred stock. The Company completed this Exchange Offer in order to comply with a Stipulation and Consent Agreement with Final Order dated May 12, 1999 (the Consent Agreement") with the State of Florida, Department of Banking and Finance. See Note D - Exchange Offer for a discussion of the Exchange Offer. Management anticipates that approximately $61,000 per month of additional cash to be available for other purposes from the completion of the Exchange Offer.

In addition, the Company has made monthly payments of approximately $33,000 as part of the rescission offer to unit holders of Tel Com Jacksonville. These payments commenced during September 1998 and continued through February, 2001, at which time all but one former unit holder had been paid in full. As of September 30, 2001 approximately $70,000 in principal was outstanding related to this rescission offer, and the Company has agreed to pay the remaining former unit holder $8,200 per month until paid in full. Since February, 2001, the

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE B - GOING CONCERN UNCERTAINTY - continued

Company has had approximately $25,000 per month of additional available cash to use for other purposes.

The Company has recently entered into an agreement with a facility based provider whereby such provider has agreed to provide the Company with local dial tone service and other billable features at a lower rate than the Company is currently paying the local exchange carrier. The Company intends to enter into similar agreements with other facility based providers in 2002 or to become a facility based provider itself in order to obtain lower rates on local dial tone service and other billable features.

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

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and certain other intangible assets will no longer be routinely amortized using a straight-line basis over the estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. The Company is required to adopt SFAS No. 142 on January 1, 2002 and has not determined the impact that this statement will have on its financial statements.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Term Assets." SFAS 144 addresses the financial accounting and reporting for the impairment of long-term assets, excluding goodwill and intangibles assets, to be held and used or disposed. SFAS 144 is required to be applied for the fiscal years beginning after December 15, 2001. The Company has not

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE C - RECENTLTY ISSUED ACCOUNTING PRONOUNCEMENTS - continued


determined the impact that this statement will have on the Company's financial position and results of operations.


NOTE D - EXCHANGE OFFER

On May 12, 1999, the Company, as successor to Tel Com East, Tel Com West and Tel Com Jacksonville, entered into a Consent Agreement with the Florida Department of Banking and Finance (the "Department"). In this Consent Agreement, the Company admitted that securities of its predecessor entities had been sold in violation of Florida securities laws and agreed to complete an offer of rescission with respect to such securities. In addition, the Company also offered and sold shares of its common stock during the period from February 1999 to December 1999 in an offering that may not have complied with federal and applicable state securities laws. Because the Company did not have sufficient funds available to effect rescission offers for all of its questionable securities offerings, it offered to exchange the outstanding shares of its common stock and Class A preferred stock for either its 5.5% installment notes or shares of its Class B preferred stock pursuant to an Exchange Offer dated July 11, 2001. The Exchange Offer expired on August 20, 2001. The Department has advised the Company that completion of the Exchange Offer satisfied its obligations to the State of Florida under the Consent Agreement.

The Company recorded the maximum amount of the rescission liability under the Consent Agreement at $29,135,642, plus interest. Therefore, its accrued rescission obligation was $29,135,642 at August 20, 2001 (unaudited) and December 31, 2000. The accrued rescission obligation interest was $9,861,630 and $8,010,386 at August 20, 2001 (unaudited) and December 31, 2000, respectively. This accrual was based on all eligible shareholders accepting an offer of rescission.

On August 20, 2001, the Company completed the Exchange Offer. Under the Exchange Offer, holders of 40,400 shares of the Company's common stock and 149,600 shares of the Company's Class A preferred stock exchanged their securities for the Company's installment notes in the aggregate principal amount of $377,900. In addition, holders of 2,142,167 shares of the Company's common stock and 7,133,100 shares of the Company's Class A preferred stock exchanged their securities for 34,926,953 shares of the Company's Class B preferred stock. As a result of the Exchange Offer, the Company recorded $3,493 of Class B preferred stock, $377,900 principal amount of notes payable and approximately $39,000,000 of additional paid in capital.

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE E - RESCISSION OBLIGATION

In early to mid 1998, an offer to repurchase units was made by Tel Com Jacksonville, a predecessor of the Company, to all the unit holders of Tel Com Jacksonville who had purchased units during 1997. The rescission offer was accepted by 80 unit holders, resulting in a rescission obligation of approximately $995,000. The $995,000 represented the full amount originally paid by the unit holders to the promoter of such units. The Company received $377,301 of the $995,000 from the promoter in 1997. The remaining $617,699 was established as a promoter receivable by Tel Com Jacksonville and was subsequently written off during 1997. All accrued interest on the rescission obligation was offset by a promoter receivable and was immediately written off as not collectible. Accrued interest was $38,036, and $93,267 at September 30, 2001 (unaudited) and December 31, 2000, respectively. The Company, as successor in interest to Tel Com Jacksonville, is paying the obligation over a period of time. At September 30, 2001, the remaining principal amount owed under this rescission obligation was approximately $70,000, plus interest of approximately $38,000. It is anticipated that the principal and interest balance will be repaid within one year.

NOTE F - COMMITMENTS AND CONTINGENCIES

Accrued Sales Tax, Penalties and Interest
-----------------------------------------

The Company's monthly billings include charges for federal excise taxes, state taxes, local taxes, municipal taxes and other surcharges and taxes. This rate varies from approximately 10% to 17% of the monthly-billed service depending upon the state. The Company is delinquent in filings of various state and municipal tax returns and has not remitted all taxes collected. The Company has accrued a current and delinquent tax liability of $3,986,442 and $3,389,675 at September 30, 2001 (unaudited) and December 31, 2000, respectively, which management believes is the maximum tax liability owed to the various taxing authorities for these periods. In addition, the Company has accrued penalties of $1,267,916 and $1,165,244 and accrued interest of $1,077,124 and $738,899 at
September 30, 2001 (unaudited) and December 31, 2000, respectively, related to un-remitted taxes, which management believes is the maximum amount of penalties and interest which may be assessed by the affected taxing authorities. Due to uncertainties in the settlement process, it is at least reasonably possible that management's estimate of the outcome will change during the next year. That amount cannot be estimated.

Litigation
----------

         Travelers Express Company, Inc.

In 1999, Travelers Express Company, Inc. brought an action against the Company alleging

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE F -COMMITMENTS AND CONTINGENCIES- continued

breach of a buy-pay utility agreement. Pursuant to this buy-pay agreement, the Company's customers could pay for services at a participating Travelers Express. Travelers Express agreed to create certain terminal paying stations where the Company's customers could make their payments. In return, the Company agreed that Travelers Express would be entitled to receive a commission on the money it collected at these terminal paying stations. Travelers Express alleges that the Company breached this buy-pay utility agreement by not paying money owed to them in the amount of approximately $65,000. The Company has counter claimed for unspecified damages and, as of the date of this report, undetermined damages arising out of the breach of this agreement. It is the Company's position that Travelers Express did not establish the number of terminal paying stations that they were obligated to do under this agreement. It is not yet possible to evaluate the outcome of this lawsuit, or provide an estimate of the potential loss.

         Shareholders' Derivative Action

On April 13, 2000, a shareholder derivative action was brought against Richard Pollara and the Company. The plaintiff shareholders, some of whom are defendants in the Hillborough County, Florida action described in the next paragraph, allege that Mr. Pollara failed or refused to take action required by the board of directors, such as providing financial statements to the board of directors and providing directors with a draft of the registration statement to be filed with the Commission. The complaint further alleges that Mr. Pollara has not managed the Company's affairs in the Company's best interest. The complaint seeks actions for damages as a result of the alleged misconduct of Mr. Pollara, seeks equitable relief from the court and seeks specific performance for certain actions. On April 28, 2000, the Company filed a motion to dismiss regarding the shareholder derivative suit. This motion claimed that the complaint was deficient in that it did not comply with the statutory requirements of a shareholder derivative action. The court granted this motion in October 2001 and dismissed this lawsuit.

         Complaint Against Former Company Insiders

On September 27, 2000, the Company filed a complaint in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida against certain former Company insiders, none of who currently serve on the Company's board of directors or are employed by the Company. This complaint alleges that the defendants devised and implemented a fraudulent scheme to enrich themselves and their associates by illegally selling, at grossly inflated prices, securities of the Company and its predecessors. Furthermore, the complaint alleges that the individual defendants defrauded the Company and its shareholders of millions of dollars and fraudulently obtained a large equity stake in the Company. It is alleged that the

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE F - COMMITMENTS AND CONTINGENCIES - continued

defendants breached duties of care and loyalty by engaging in a pattern of deceit and illegal activity to conceal and perpetuate their scheme, by aiding and abetting the illegal offers and sales of the Company's securities and by engaging in self-dealing to enrich themselves and their associates at the expense of the Company and its investors. In this complaint, the Company is seeking the return from defendants of all proceeds and shares in the Company the defendants acquired as a result of their fraudulent scheme, as well as damages to compensate the Company for the liabilities it has and will incur as a direct result of the defendants' wrongful and illegal acts. It is not possible to evaluate the likelihood of a favorable or unfavorable outcome.

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

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE F - COMMITMENTS AND CONTINGENCIES - continued

     -    issue or cause to be issued what purports to be Company capital stock;
     -    withdraw or dissipate Company funds;
     - broadly disseminate information to Company shareholders or contact Company shareholders; or
     -    attempt to bind the Company in contracts or business relationships.

         Joseph Thacker Lawsuit

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

         California Public Utility Commission

The Company discovered that a letter containing false financial information had been sent in 1998 to the California Public Utilities Commission to support the Company's application for a certificate of convenience and necessity to provide telephone service in California. In the Company's complaint filed on September 27, 2000 in state court in Hillsborough County, Florida and described in detail above, the Company alleges a former insider caused the letter to be fraudulently created and forged, or caused to be forged, the signature of the bank's president on such letter. As a result of this submission containing false information to the California Public Utilities Commission, the Company has been informed by legal counsel that it could face civil or criminal penalties as well as loss of its public utility license in California. The Company promptly notified the California Public Utilities Commission of this letter containing false financial information and is currently in negotiations with the commission to resolve this matter.

         SEC Lawsuit

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

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE F - COMMITMENTS AND CONTINGENCIES - continued

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

As a successor entity to Tel Com East and Tel Com West, the Company may be liable for the actions of these entities and furthermore, the Commission has advised the Company that it will be named as a defendant in this action. As of the date of this report, the Company is in negotiations with the Commission to settle this matter. The proposed settlement terms provide that the Company pay a $50,000 fine to the Commission and consent to the entry of a permanent injunction restraining it from violating the federal securities laws, without admitting or denying liability. However, the Company can give no assurance that it will be able to settle this matter. If this action proceeds to litigation, the outcome of this litigation cannot be predicted. If the Company is named as a defendant and the court does rule against it, the Company may be subject to civil penalties and other remedies which will have a significant and detrimental effect on its business and financial position. The Company's financial exposure in this lawsuit is in excess of $30,000,000.

Contingent Liabilities
----------------------

The Company may be liable to holders of its common stock and Class A preferred stock under various state securities laws. The Company believes it and its predecessor entities offered and sold securities in violation of various state securities laws. In addition, securities of the Company's predecessor entities were exchange as of September 30, 1998 for shares of the Company's common stock and Class A preferred stock in an exchange transaction that was not registered with the Commission or any applicable state securities commissions. On August 30, 2001, the Company completed an exchange offer to certain holders of its securities whereby such holders could exchange their securities for either the Company's installment notes or shares of its Class B preferred stock. However, this exchange offer does not relieve the Company of any rescission liability it may have to individual shareholders under various state securities laws. Management estimates the Company's maximum contingent liability to these shareholders to be approximately $30,000,000, as indicated in the above paragraph.

In addition, the Company may be liable to holders of its common shares purchased from it during the period from February 1999 to December 1999 under federal and applicable state securities laws. Although these shareholders were eligible to participate in the Exchange Offer completed on August 20, 2001, this Exchange Offer does not relieve the Company of any rescission liability that it may have to such shareholders under state or applicable state

                     UNITED STATES TELECOMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE F - COMMITMENTS AND CONTINGENCIES - continued

securities laws. Management estimates the Company's maximum contingent liability to these shareholders to be approximately $1,341,000.

It is not possible to determine the likelihood that the shareholders will bring suit against the Company. The Company can not reasonably estimate the amount of the loss and therefore an accrual has not been made

NOTE G - SHAREHOLDERS' DEFICIT

On May 21, 2001 the Company and certain former Company insiders entered into an agreement to settle the lawsuit that the Company filed on September 27, 2000 in Hillsborough County, Florida. This lawsuit, as well as the terms of the settlement are discussed in detail in Note F - Commitments and Contingencies.

On June 19, 2001, the Company amended its Articles of Incorporation to increase its authorized capital stock, amend the terms of its Class A preferred stock and create a new class of Class B preferred stock. As approved by the shareholders, these amendments (a) increased the authorized shares of the Company's common stock from 100,000,000 to 300,000,000 shares and changed the par value of such shares from no par value per share to $0.0001 par value per share; (b) provided for a non-cumulative annual dividend of 8%, as, if and when declared, for the Class A preferred stock, added certain optional and mandatory conversion rights to such Class A preferred stock and decreased the par value per share from $0.10 to $0.0001; and (c) created a new class of preferred stock, the Class B preferred stock, having a per share par value of $0.0001 and having priority as to dividend and liquidation rights over the Class A preferred stock.

All references in the accompanying financial statements to the number of common shares and per share amounts for December 31, 2000 have been restated to reflect the change in par value.

                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion of our financial condition and results of operations together with the interim financial statements and the notes to financial statements included elsewhere in this quarterly report. You should also refer to the financial statements and notes thereto for the year ended December 31, 2000 contained in our Form S-4/A filed with the Securities and Exchange Commission.

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

         Source of Costs of Revenue

         Our costs of revenue results from the purchase of wholesale local telephone service from various local telephone service providers. We pay for this telephone service in arrears. Our purchase of this telephone service is governed by resale agreements entered into with each local telephone service provider operating in the areas in which we desire to operate. In addition, the purchase and resale of the telephone service is subject to tariff agreements set by each state.

         The Exchange Offer

         On May 12, 1999, we entered into a consent agreement (the "Consent Agreement") with the State of Florida, Department of Banking and Finance. In this Consent Agreement, we admitted that units of ownership interests in our predecessor entities (namely, Tel Com East, Tel Com West and Tel Com Jacksonville) were offered and sold in Florida in violation of Florida securities laws. We agreed to complete an offer of rescission with respect to shares of our common stock and Class A preferred stock that were issued in exchange for these units. In addition, we also offered and sold shares of our common stock during the period from February 1999 to December 1999 in an offering that may not have complied with the registration requirements of federal and applicable state securities laws. However, because we did not have sufficient funds with which to affect a rescission offer, we offered to exchange the outstanding shares of our common stock and Class A preferred stock for either our notes or shares of our Class B preferred stock pursuant to an Exchange Offer dated July 11, 2001. The Exchange Offer expired on August 20, 2001. The State of Florida, Department of Banking and Finance has advised us that completion of the Exchange Offer satisfied our obligations to the State of Florida under the Consent Agreement.

         Eligible holders of an aggregate of 2,182,567 shares of our common stock and 7,282,700 shares of our Class A preferred stock accepted the Exchange Offer and received, in the aggregate, $377,900 face amount of our notes and 34,926,953 shares of our Class B preferred stock.

         Results Of Operations

         The following table sets forth the unaudited statements of operations data as a percent of net sales for the periods presented:


                                                          Three months Ended              Nine months Ended
                                                             September 30,                  September 30,
                                                      ----------------------------    ---------------------------
                                                        2001            2000            2001          2000
                                                     ------------    ------------    -----------   -----------
    Sales................................                100.0%          100.0%          100.0%      100.0%
    Cost of sales........................                (33.0)          (32.4)          (32.8)      (33.4)
                                                     ------------    ------------    -----------   -----------




    GROSS PROFIT.........................                 67.0            67.6            67.2        66.6
    Advertising expenses.................                 (7.1)           (5.5)           (8.3)       (6.1)
    Depreciation and amortization expense                 (7.2)           (5.6)           (6.1)       (5.1)
    Provision for doubtful accounts
        Receivables......................                (36.8)          (29.8)          (35.7)      (26.5)
    General and administrative expenses..                (46.0)          (36.5)          (38.5)      (33.9)
                                                     ------------    ------------    -----------   -----------
        OPERATING LOSS...................                (30.1)           (9.8)          (21.4)       (5.1)

    Loss on promoter receivable write off                (14.2)          (15.1)          (17.6)       (15.6)
    Gain from the write off of the note payable
       and accrued interest..............                  7.0             --              1.8          --
    Other ncome..........................                  1.8             --              1.3          --
    Interest expense.....................                 (4.5)           (2.2)           (3.5)       (1.9)
                                                     ------------    ------------    -----------   -----------
        NET LOSS.........................                (40.0)%         (27.1)%         (39.3)%     (22.6)%


Comparison of the three months and nine months ended September 30, 2001 and 2000.

         Revenues

         Our revenue decreased 31% from approximately $4,038,000 for the three months ended September 30, 2000 to approximately $2,792,000 for the three months ended September 30, 2001. Our revenue decreased 21% from approximately $13,359,000 for the nine months ended September 30, 2000 to approximately $10,560,000 for the nine months ended September 30, 2001. The decrease in our total revenue was due principally to a reduction in our subscriber base. As of September 30, 2001, we had 9,782 subscribers as compared to 15,524 subscribers as of December 31, 2000. During the first nine months of 2001, our subscriber base steadily decreased in most of the states in which we operate. In Illinois and Michigan, two of our primary markets, we lost a total of 3,355 customers during the first nine months of 2001. We believe that we lost these customers in Illinois and Michigan to MCI Worldcom. MCI has been aggressively seeking to increase its customer base by offering to switch telephone service free of charge and by offering low rates. It offered this service to any person with existing phone service, regardless of their credit rating. We believe it is likely that our former customers who switched to MCI will be terminated for non-payment and will return to us. Therefore, we anticipate that we will regain these lost subscribers during the fourth quarter of 2001 and the first half of 2002. In addition, several competitive local exchange carriers, which were our competitors in Illinois and Michigan, are no longer operating. Therefore, we anticipate that our subscriber base will increase as such former competitors' customers migrate to us. However, we can give no assurance that our former customers will not remain customers of MCI or that if such customers are disconnected by MCI, they will return to us.

         Our customer base in Florida also decreased by 368 for the nine month period ended September 30, 2001. At December 31, 2000, we had 1998 customers in Florida and at September 30, 2001, we only had 1,630 customers. We attribute this decrease in subscribers primarily to less advertising and increased competition in Florida in 2001. In California, our subscriber base also decreased to 2,239 at September 30, 2001 from 2,783 at December 31, 2000.

We believe this decrease is primarily due to less advertising and increased competition in California.

         We believe that we can increase our revenues during the remainder of 2001 and 2002 by increasing our subscriber base. We intend to increase our subscriber base by increasing our advertising efforts. Also, we believe that we are well positioned in most of our markets because several of our competitors in the reseller segment of the telecommunications industry are no longer operational. Furthermore, we believe that the migration of our customers to MCI Worldcom is a temporary event and that such customers will return to us. MCI Worldcom will most likely disconnect these customers when they fail to pay and will not renew service to such customers because of their bad credit. Therefore, we believe these customers will return to us for telephone service.

         In addition, our revenues for the nine month period ended September 30, 2001 decreased as compared to our revenues for the same period in 2000 due to fewer toll calls and over calls (such as directly assistance calls and local calls in excess of prescribed minutes) being permitted. Typically, if a subscriber makes toll or over calls, we bill the excess costs of such calls directly to the customer. However, because we were having difficulty collecting fees for toll and over calls from our customers, we informed certain local telephone service providers to block some toll calls and over calls for a set fee. This change in treatment of toll calls and over calls resulted in the average revenue per customer decreasing from approximately $102 for the nine months ended September 30, 2000 to $99 for the same period in 2001.

         Cost of Revenues

         Our cost of revenues decreased 30% from approximately $1,307,000 for the three months ended September 30, 2000 to approximately $921,000 for the three months ended September 30, 2001. Our cost of revenues decreased 22% from approximately $4,467,000 for the nine months ended September 30, 2000 to approximately $3,463,000 for the nine months ended September 30, 2001. Approximately $32,000 and $598,000 of this decrease, respectively, is attributable to a reduced subscriber base for the three and nine months ended September 30, 2001.

         Additionally, we have and will continue to indirectly benefit from the merger of SBC Communications Inc. and Ameritech Corporation. As a condition to the merger, the FCC mandated that SBC/Ameritech implement a resale discount to all eligible resellers of local telephone service. The initial resale discount was 32% off the SBC/Ameritech retail rate. This initial discount rate was implemented in November 1999 for new subscribers and will continue until Ameritech satisfies the FCC's criteria for elimination of this discount. Although we believe that Ameritech satisfied such criteria in April, 2001, we have not been advised of the elimination of this initial discount rate. We estimate that cost of revenues for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 decreased by approximately $21,000, and that cost of revenues for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 decreased by approximately $181,000, as a result of this additional resale discount.

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

         We also have and will continue to indirectly benefit from the merger of GTE and Bell Atlantic, which resulted in the creation of Verizon Communications. Similar to the SBC/Ameritech transaction, as a condition to this merger the FCC mandated that Verizon implement a resale discount to all eligible resellers of local telephone service. The initial resale discount was 32% off the Verizon tariffed retail rate. This initial discount rate was implemented in August 2000 and will remain in effect until July 2002 at which time the discount rate will be decreased to 110% of the state-specified wholesale rate. The resale discount (either the initial 32% discount or the subsequent reduced discount) will generally continue for a period of three years after the date telephone service was installed and operational or until our customer terminates service or is disconnected, whichever is earlier. We estimate that our cost of revenues for the three months and nine months ended September 30, 2001 as compared to the three months and nine months ended September 30, 2000 decreased by approximately $4,000 and $31,000, respectively, as a result of this resale discount.

         On August 23, 2001 we entered into an agreement with a facility based provider whereby we believe we will receive lower rates on local dial tone service and all other billable features in certain states. This facility based provider operates in those states in which SBC/Ameritech is the incumbent local exchange carrier, namely Illinois, Michigan, Indiana and Wisconsin. As a result of these lower rates, we expect to substantially decrease our cost of revenues in each of these states during 2002. We believe that this decrease in our cost of revenues in each of these states will result in a decrease in our overall cost of revenues during 2002; however, the amount of such decrease cannot be determined at the time of this report. We anticipate that the conversion of our customer base from SBC/Ameritech to this facility based provider will be completed during the fourth quarter of 2001. During 2002, we intend to enter into similar agreements with other facility based providers or obtain the authority to become a facility based provider ourself.

         Our cost of revenue also decreased by approximately $157,000 for the nine months ended September 30, 2001 as compared to the same period in 2000 as a result of the implementation of an electronic data interface with SBC/Ameritech during February 2000.

This interface allows us to communicate directly and electronically with SBC/Ameritech, which greatly accelerates order processing, suspensions, and disconnections. Additionally, the electronic data interface lowers processing fees that Ameritech charges, which can be as high as $19.00 per manual order.

         Advertising

         Our advertising cost decreased approximately $27,000 from approximately $224,000 for the three months ended September 30, 2000 to approximately $197,000 for the three ended September 30, 2001. Our advertising cost increased approximately $66,000 from approximately $814,000 for the nine months ended September 30, 2000 to approximately $881,000 for the nine months ended September 30, 2001. During the first half of 2001, we spent more on advertising than during the first half of 2000 in order to increase our customer base. Because of an increase in our rate of disconnections during the three months ended June 30, 2001, which resulted from our re-imposing stricter disconnection criteria, and intensified competition in two of our key markets, we did not experience the net increase in our customer base that we would otherwise have expected from this increase in our advertising expenditures. During the third quarter of 2001, we decreased our advertising efforts and expenditures because of a lack of available funds. However, we intend to increase our customer base during 2002 as we continue to implement our planned increased advertising program and regain customers lost to the competition.

         We anticipate that our advertising program for 2002 will be funded from cash made available to us as a result of anticipated reductions in legal and accounting expenses relating to the Exchange Offer. Although we believe that these anticipated reductions will provide us with enough cash to increase our advertising efforts, we can provide no assurance that adequate funds will be available because of our decreasing revenues and increasing accounts payable over the nine months ended September 30, 2001.

         Provision for Doubtful Accounts Receivable

         Our provision for doubtful accounts receivable cost decreased by approximately $176,000 from approximately $1,204,000 for the three months ended September 30, 2000 to approximately $1,028,000 for the three months ended September 30, 2001. Our provision for doubtful accounts receivable cost increased by approximately $226,000 from approximately $3,546,000 for the nine months ended September 30, 2000 to approximately $3,772,000 for the nine months ended September 30, 2001. The decrease in our provision for doubtful accounts receivable for the three months ended September 30, 2001 was primarily due to our decreasing customer base. The increase for the nine months ended September 30, 2001 resulted from actions we took during the first quarter of 2001 to improve collection rates by relaxing certain disconnection criteria as well as lowering the initial connection payment that we require in two of our key markets. The balance of the connection fee was payable over a five-month period. Because disconnections could occur prior to receiving full payment of the connection fee, we increased our provision for doubtful accounts to cover this contingency. As a result of these relaxed standards, uncollectible billings were 34% of total billings for the nine months ended September 30, 2001 as compared to approximately 24% for the nine months ended September 30, 2000. We generally reserve 30% of accounts receivable that are due in 59 days or less and reserve 100% of accounts receivables that are past due by more than 60 days. We have discontinued the relaxed disconnection criteria and have reimposed our former, stricter standards. We may continue to alter our connection and disconnection criteria in the future in order to find a more appropriate standard that will improve our collection rates.

         General and Administrative Expenses

         Our general and administrative expenses decreased approximately $184,000 from approximately $1,470,000 for the three months ended September 30, 2000 to approximately $1,286,000 for the three months ended September 30, 2001. The change in general and administrative expenses primarily resulted from the following:

     o    a decrease of $8,000 in director's fees due to fewer board meetings;
     o a decrease of $82,000 in legal fees and $49,000 in accounting fees due to less activity during the third quarter of 2001 in connection with the Exchange Offer;
     o a decrease of $31,000 in agent commissions as a result of implementing a lower agent commission structure and a reduced subscriber base;
     o a decrease of $10,000 in licensing and compliance fees from paying past due amounts in 2000;
     o    a decrease of $135,000 in wages due to the reduction of the workforce;
     o    a decrease of $10,000 in bond expense due to less bonds;
     o    a decrease if $7,000 in rent expenses due a reduction of office space;
          and
     o a decrease of $17,000 in travel expenses due to fewer board meetings and no travel expenses relating to the recruitment of agents.

     These decreases were offset by a net increase of approximately $123,000 in our telephone service expenses. In December 2000, we changed long distance carriers in order to obtain a better long distance rate and as a result we incurred a termination fee of approximately $128,000 in the third quarter of 2001. However, this increase was offset by our reduced subscriber base and our reduced long distance rate. The decreases in our general and administrative expenses for the three months ended September 30, 2001 were also offset by an increase of approximately $8,000 in tax penalties and $5,000 in consulting and outside services.

         Our general and administrative expenses decreased approximately $471,000 from approximately $4,532,000 for the nine months ended September 30, 2000 to approximately $4,061,000 for the nine months ended September 30, 2001. The change in general and administrative expenses primarily resulted from the following:

     o    a decrease of $27,000 in director's fees due to fewer board meetings;

     o a decrease of $47,000 in consulting fees and fees for outside services with I-Nex and other firms, due to the termination of a consulting agreement in 2000 with I-Nex and less reliance on firms or independent contractors for outside services;
     o a decrease of $129,000 in agent commissions as a result of implementing a lower agent commission structure and a reduced subscriber base;
     o a decrease of $118,000 in certain tax related penalties due to reduced revenues and reduced penalties as a result of current payments to federal and certain other taxing authorities;
     o    a decrease of $188,000 in wages due to the reduction of the workforce:
     o a decrease of $50,000 in travel expenses due to fewer board meetings and no travel expenses in 2001 in connection with the recruitment of agents; and
     o a decrease of $26,000 in postage resulting from fewer mailings due to a reduced subscriber base and increased computer and telephone contact with our customers.

     These decreases were offset by an increase of approximately $51,000 in legal fees, $19,000 in insurance costs due to premium increases, $22,000 in printing costs related to filings with the SEC and $38,000 in telephone expense. This increase in our telephone expenses resulted from a termination fee of $128,000 incurred by us in the third quarter of 2001 as a result of changing long distance carriers. However, this increase was offset by our reduced subscriber base and our lower long distance rate.

         Interest Expense

         For the three months ended September 30, 2001, interest expense increased approximately $35,000 from approximately $91,000 for the three months ended September 30, 2000 compared to approximately $126,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2001, interest expense increased approximately $111,000 from approximately $256,000 for the nine ended September 30, 2000 compared to approximately $367,000 for the nine months ended September 30, 2001. The increase resulted from an increase in interest accrued on unpaid taxes (see "Management's Discussion and Analysis -- Liabilities"). Interest expenses will increase by approximately $21,000, annually, as a result of the issuance of notes pursuant to the Exchange Offer.

         Loss on promoter receivable

         The loss on promoter receivable decreased by approximately $215,000 and $242,000, respectively, for the three months and nine months ended September 30, 2001compared to the same periods in 2000. The loss on promoter receivable was $1,855,078 and $2,097,497 for the nine month periods ended September 31, 2001 and 2000, respectively. The decrease was due to a decrease in the interest accrued on our rescission obligation to the former unit holders of Tel Com Jacksonville and to completion of the Exchange Offer on August 20, 2001.

         In early to mid-1998, Tel Com Jacksonville offered to purchase units of Tel Com Jacksonville held by persons or entities who had purchased such units during 1997. This rescission offer was accepted by approximately 80 of the holders, resulting in a rescission obligation in the principal amount of approximately $995,000, which amount, plus interest, is being paid over time. This principal amount represented the full amount paid by these holders of Tel Com Jacksonville ownership units to the Tel Com Jacksonville promoter. Tel Com Jacksonville received only $377,301 of the $995,000 paid by the holders to the promoter. The remaining $617,699 was recorded as a promoter receivable, all of which was written off in 1997. Interest accrues on the rescission obligation at a rate of 8% per annum and this interest is offset by a promoter receivable and is immediately written off as uncollectible. We assumed this liability when we purchased the assets of Tel Com Jacksonville. As the principal amount of this rescission obligation decreases due to continued payments, the promoter receivable amount of the interest on this rescission obligation also decreases. As of September 30, 2001, the remaining rescission obligation to the former Tel Com Jacksonville unitholders is to one individual and is approximately $70,000 in principal and approximately $38,000 in accrued interest.

         The promoter receivable write off also included our interest obligations to holders of our securities to whom we were obligated to make a rescission offer under the Consent Agreement. Under this agreement, we as successor to Tel Com East, Tel Com West and Tel Com Jacksonville, agreed that securities of our predecessor entities had been sold in violation of Florida securities laws and we agreed to make an offer of rescission to holders of our stock who had received our stock in exchange for their units of ownership interest in our predecessor entities. The estimated and recorded maximum rescission obligation was approximately $29,136,000 (exclusive of the rescission obligation owed to the former unitholders of Tel Com Jacksonville under our earlier rescission offer). This amount represented the gross proceeds paid by persons who purchased units in Tel Com East, Tel Com West or Tel Com Jacksonville and was recorded as a promoter receivable, all of which was written off. Simple interest accrued on this rescission obligation at a rate of 10% per annum (except for the rescission obligation to Tel Com Jacksonville holders which accrues interest at 8% per annum) and this interest was offset by a promoter receivable.

         On August 20, 2001, we completed the Exchange Offer. As a result, we removed the rescission obligation of approximately $29,136,000 and accrued rescission obligation interest of approximately $9,862,000 from the balance sheet as liabilities. In addition, we recorded $377,900 in notes payable for the shareholders who exchanged their shares of common stock and Class A preferred stock for our notes in the Exchange Offer; we recorded $3,493 as stockholders' equity for Class B preferred stock as a result of shareholders who exchanged their shares of common stock and Class A preferred stock for 34,926,953 shares of our Class B preferred stock in the Exchange Offer; and we recorded approximately $38,616,000 as additional paid in capital as a result of the Exchange Offer.

         Net Loss

         Our net loss for the three months ended September 30, 2001 was approximately $1,118,000 as compared to a net loss of approximately $1,094,000 for the three months ended September 30, 2000. Our net loss for the nine months ended September 30, 2001 was approximately $4,150,000 as compared to a net loss of approximately $3,017,000 for the nine ended September 30, 2000. This increase in our net loss was primarily due to a reduction in our revenues due to the decrease in our customer base and an increase in our provision for doubtful accounts receivable. However, the elimination of our former rescission obligation interest accrual and corresponding promoter receivable write-off is expected to decrease our net loss by approximately $2,892,000 on an annual basis.

Liquidity And Capital Resources

         Since our inception, we have satisfied our cash requirements primarily from revenues from operations and from the sale of common stock and sales of units of ownership interests in our predecessor entities. We have raised approximately $2,340,000 through the sale of common stock and approximately $6,451,000 through the sale of units of Tel Com East, Tel Com Jacksonville and Tel Com West. Additionally, we have periodically drawn upon a $50,000 bank line of credit and have also received periodic advances from Richard Pollara, our president, to fund growth and working capital requirements. The bank line of credit was closed in February 2000. Starting in the fourth quarter 2000 we also generating cash by selling our uncollectible accounts. We have received approximately $133,000 during 2001 and $211,000 during 2000 from the sale of uncollectible accounts.

         We had cash and cash equivalents totaling approximately $558 and a negative working capital of approximately $8,596,000 at September 30, 2001 compared to cash and cash equivalents of approximately $7,000 and negative working capital of approximately $6,929,000 at December 31, 2000.

         We do not know whether our funds from operations will be sufficient to satisfy our cash needs for fiscal year 2001 due to the following uncertainties:

          o In order to generate revenue during the fourth quarter of 2001 that will approximate revenue for the fourth quarter 2000, we must increase our subscriber base by approximately 20% over the total number of subscribers as of December 31, 2000. During the nine month period ended September 30, 2001, our subscriber base decreased by 5,792 subscribers . To increase the subscriber base, we will need to increase advertising expenditures. We plan to increase our advertising expenditures during the fourth quarter of 2001. The funds for our increased advertising expenses are expected to come from a reduction in our legal, accounting and other professional fees and expenses that have been incurred in connection with the preparation of the Exchange Offer and in connection with on-going litigation. However, we cannot predict when or if all of litigation will be resolved. Therefore, we may continue to incur legal fees in connection with these suits. Even if we increase advertising as planned, we cannot predict whether such increase will result in an increase in our customer base.

          o We cannot predict the impact that competition in the reseller telecommunications industry will have on our financial condition. The sharp decrease in our subscriber base during the first nine months of 2001 is primarily the result of increased competition in our strategic markets, namely Illinois and Michigan. During the nine months ended September 30, 2001, we lost a significant number of our customers to MCI Worldcom due to a promotion whereby it was providing free transfer of services and lower rates. We cannot predict whether MCI will continue to service our former customers in these markets and other markets in the future, nor can we predict the extent to which other competitive local exchange carriers will enter markets in which we currently operate or intend to operate.

          o We cannot predict how much money we will be required to pay to various taxing authorities to resolve our delinquent federal, state and local excise tax obligations. As previously noted, our estimated maximum aggregate liability as of September 30, 2001 to these taxing authorities was approximately $6.3 million, which is comprised of approximately $3,995,000 in taxes, $1,268,000 in interest and $1,077,000 in penalties. We also cannot predict whether and to what extent we will be successful in resolving delinquencies owed to these taxing authorities, and whether we will be successful in negotiating payment terms that will permit us to pay amounts owed over time. We are seeking the longest possible repayment timetable to avoid draining cash flow. For the year 2001, we have estimated obligation payments for these past-due taxes will be approximately $195,000; however, we cannot assure that we will not be required to pay more than estimated. If the taxing authorities require payment of more than we have estimated, or tries to accelerate our payments, we may not have sufficient funds to meet these requirements. We will also not have sufficient funds to increase our advertising, which is necessary to increase customer base.

          o We cannot predict the impact that the reduction in the discount available for local service purchased from Ameritech will have on our cost of sales for 2001. As discussed above in our discussion in Cost of Revenues for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000, the new state-set discount rate applicable to those accounts for which we purchase local service from Ameritech varies from state to state. Ameritech has not yet implemented this new discount rate, and accordingly, management cannot yet assess the full impact of this new discount rate on cost of revenue.

         We may need to raise additional capital to fund operations and the payment of our unremitted taxes, together with penalties and interest. If additional funds are raised through the issuance of stock, the percentage ownership of shareholders will be reduced and shareholders may experience dilution. There can be no assurance that additional financing will be available or on terms favorable. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, to fund the expansion of our markets, pay our unremitted taxes and take advantage of unanticipated opportunities or otherwise respond to competitive pressures could be significantly limited. Our business will be harmed by such limitations.

         We have the following material commitments and contingent liabilities:

          o Although completion of the Exchange Offer on August 20, 2001 satisfied our rescission obligations under the Florida Consent Agreement, we may be contingently liable under applicable state securities laws to shareholders for rescission obligations of approximately $29,136,000. This amount is based upon the aggregate purchase price paid for our stock (or units of ownership interests in predecessor companies).

          o We may be contingently liability to shareholders who purchased our common stock from February 1999 through December 31, 1999. Under the Exchange Offer, we offered to exchange these shares of our common stock for notes or Class B preferred stock because the issuance of these shares may not have complied with federal and applicable state securities laws. Completion of the Exchange Offer will not relieve us of any rescission liability that we may have to such shareholders under federal or state securities laws. Accordingly, we estimate that our contingent liability to repurchase these shares to be approximately $1,341,000.

          o Our monthly billings include federal excise taxes, FCC surcharges, various telecommunication surcharges and taxes, state taxes, local taxes, municipal taxes and other surcharges and taxes. This combined rate varies from approximately 10% to 17% of the monthly-billed service depending upon the state. For the year 2001, we have estimated that our monthly aggregate tax liability for current tax obligations will range from $90,000 to $110,000. While we expect to be current in our federal and state excise tax payments by the end of 2001, we will continue to be delinquent in current payments to a significant number of local and municipal taxing authorities for at least the next twelve months.

          o We remain liable to MCI Telecommunications Corp. under a settlement agreement and release between MCI and us with regard to nonpayment of phone service. We have reserved $152,000 in respect of this obligation and plans to fund this obligation from operations. The amount was to be paid in full by September 15, 2000. As of June 30, 2001, one payment of $25,000 has been made and the remaining balance of $127,000 remains outstanding and we are in default under our settlement agreement with MCI.

          o We may be liable to Pacific Bell in the amount of $239,000. During February 2000, we filed a complaint with the California Public Utilities Commission against Pacific Bell for failure to block our customers from making certain toll calls and using certain usage sensitive calling features, such as directory assistance. We have estimated that the failure to block these items cost approximately $239,000. It is not yet possible to evaluate the likelihood of a favorable outcome.

          o On May 12, 1999, the Securities and Exchange Commission brought an action in the federal district court in the Middle District of Florida against Tel Com East and Tel Com West (among others), predecessor entities of the Company. The complaint alleges that Tel Com East and Tel Com West violated registration requirements of the Securities Act of 1933, as amended, by not filing a registration statement with the Commission in connection with the offers and sales of their securities, and that these entities knowingly and recklessly employed devices, schemes or artifices to defraud in connection with these offers and sales of securities. It was further alleged that these entities made material misleading or false statements and engaged in acts, practices and courses of business which operated as a fraud upon the purchaser of their securities. As a successor entity to Tel Com East and Tel Com West, we may be liable for the actions of these entities. The Commission has advised us that we will be named as a defendant in this action. Relief sought includes permanently enjoining these entities and the Company from violating the federal securities laws, returning offering proceeds and subjecting them to civil penalties. We are in negotiations with the Commission to settle this action, however, we can give no assurance that we will be able to settle this matter. If this action proceeds to litigation, the outcome of this litigation cannot be predicted. If we are named as a defendant and the court does rule against us, we may be subject to civil penalties and other remedies which will have a significant and detrimental effect on our business and financial position. Our financial exposure in this lawsuit is in excess of $30,000,000.

         As described in Note B, "Going Concern Uncertainty" to the accompanying financial statements, there is substantial doubt as to our ability to continue as a going concern. We have incurred substantial operating losses since inception and, in addition, had negative working capital at September 30, 2001 of approximately $8,596,000. These conditions have raised substantial doubt about our ability to continue as a going concern. Present management believes that we must achieve the following objectives if we are to continue as a going concern:

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

          o Implement our product plan which will provide customers with additional telecommunications products; and
          o    Secure additional capital to fund future expansion.

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

          o The corporate secretary controls all original legal documents and agreements and ensures that these documents are safeguarded;

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

Changes In Financial Position

         Operating activities for the nine months ended September 30, 2001 used net cash of approximately $20,000 as compared to net cash provided of approximately $156,000 for the nine months ended September 30, 2000. This increase in the use of net cash of approximately $176,000 is the result of our disbursing cash for expenses in excess of the cash collected in revenue for the nine months ended September 30, 2001 compared to the same period ended September 30, 2000.

         Our investing activities provided cash of approximately $2,000 for the nine months ended September 30, 2001. The principal source of cash was due to the proceeds from repayment of notes receivable. This was offset by the use of cash for acquisition of property, equipment and software. Our investing activities used cash of approximately $74,000 for the nine months ended September 30, 2000. The principal use of cash was for the acquisition of software.

         Our financing activities provided cash of approximately $11,000 for the nine months ended September 30, 2001. The principal source of cash was the increase in the bank overdraft, which was offset by the payments made in connection with the Jacksonville rescission. Our financing activities used cash of approximately $139,000 for the nine months ended September 30, 2000. The principal use of cash was payments on the line of credit, notes payable and the Jacksonville rescission, which was offset by the increase in the bank overdraft.

         Assets

         The asset portion of the balance sheet provides liquidity primarily through cash and cash equivalents and the collection of accounts receivables. Our current assets decreased approximately $554,000 for the nine months ended September 30, 2001 compared to December 31, 2000.

         The decrease in current assets during the nine months ended September 30, 2001 was primarily due to an increase in the allowance for doubtful accounts. The increase in the allowance for doubtful accounts of $7,000 and decrease in our subscriber base resulted in a net decrease of $448,000 in accounts receivable. The decrease in our current assets during the nine months ended September 30, 2001 as compared to the year ended December 31, 2000 was also due to a decrease of approximately $68,000 in notes receivables for the nine months ended September 30, 2001 and a decrease of approximately $50,000 in agent receivables.

         We purchased equipment and made leasehold improvements totaling approximately $17,000 during the nine months ended September 30, 2001. In addition, we purchased and developed a customer tracking and billing software of approximately $46,000 for the nine months ended September 30, 2001.

         Based on our current business strategy, we do not anticipate any further substantial capital expenditure for purchases of equipment and software.

         Liabilities

         The liability portion of the balance sheet reflects various borrowings from related parties and a line of credit with Bank of America, which was closed effective February 29, 2000. Our current liabilities increased by approximately $1,308,000 for the nine months ended September 30, 2001 as compared to the year ended December 31, 2000. The material changes in our current liabilities are described below.

         During 1998 we borrowed $50,000 on a line of credit and during the year ended December 31, 2000, the line of credit was cancelled with a payment of approximately $46,000. In September 1998, we purportedly borrowed $150,000 from a shareholder, Joseph Thacker, and issued a promissory note in the principal amount of $150,000. The promissory note accrued interest at 10% per annum, and was due and payable on September 28, 2000. See the description of these lawsuits under the heading "Business -- Legal Proceedings." Mr. Pollara and Robin Caldwell advanced us an aggregate of $80,000 in 1999, $91,000 in 2000 and $47,000 in 2001 to fund operating cash shortfalls. The balance on these advances at September 30, 2001 was $0.

         In January, 2000 two notes payable and related interest totaling approximately $570,000 were forgiven by Richard Pollara. These notes originated as part of the joint venture agreements entered into during 1997 between Easy Phone and Tel Com East and Tel Com West.

         Our accounts payable and accrued liabilities increased approximately $307,000 during the nine months ended September 30, 2001 due to increases in accounting and SEC filing activities (such as the Exchange Offer and quarterly reports) and fees related to the termination our telephone carrier.

         Our accrued local telephone service provider obligations increased by approximately $95,000 for the nine months ended September 30, 2001. For the nine months ending September 30, 2001 compared to the year ended December 31, 2000, our subscriber base decreased by approximately 15%. This decrease, however, was offset by fewer payments made on past due obligations to local telephone service providers resulting in the net increase.

         Our accrued sales taxes, penalties and interest increased by approximately $1,004,000 for the nine months ended September 30, 2001 as compared to the year ended December 31, 2000. These increases resulted from additional taxes being incurred and the accrual of related interest and penalties in excess of payments. We are delinquent in filing various state and municipal sales and excise tax returns and have not remitted all taxes collected. At September 30, 2001 an obligation for unremitted taxes of $3,995,000 and for penalties and interest on such unremitted taxes of $2,345,000 was recorded.

         On August 20, 2001 we completed the Exchange Offer. Under this Exchange Offer, we offered to exchange shares of our common stock and Class A preferred stock for either our installment notes or shares of our Class B preferred stock. Holders of 40,400 shares of our common stock and 149,600 shares of our Class A preferred stock exchanged their shares for $377,900 face amount of our installment notes. Interest began accruing on these notes on August 20, 2001 at 5.5% per annum. Holders of 2,142,167 shares of our common stock and 7,133,100 shares of our Class A preferred stock exchanged their shares for 34,925,953 shares of our Class B preferred stock. As a result of the Exchange Offer, $38,615,870 was recorded as additional paid in capital, $377,900 as notes payable and $3,493 as Class B preferred stock.

         Under our rescission offer to the holders of ownership units in Tel Com Jacksonville in 1998, we repurchased 80 units from former Tel Com Jacksonville unit holders for $995,000 plus interest. This amount is being paid over time. We made payments of approximately $27,000 during the nine months ended September 30, 2001. The remaining rescission obligation at September 30, 2001 is approximately $70,000.

Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and certain other intangible assets will no longer be routinely amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. We are required to adopt SFAS No. 142 on January 1, 2002 and have not determined the impact that this statement will have on our financial position and results of operations.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Term Assets." SFAS 144 addresses the financial accounting and reporting for the impairment of long-term assets, excluding goodwill and intangibles assets, to be held and used or disposed. SFAS 144 is required to be applied for the fiscal years beginning after December 15, 2001. We have not determined the impact that this statement will have on our financial position and results of operations.




Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried, whenever possible, to identify these forward-looking statements using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the fact that:

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

          o we may be unable to increase our subscriber base due to increased competition in our strategic markets from competitors with more capital and financial resources than us;

          o we are delinquent in our filings of state and municipal sales tax returns and may be liable for approximately $6.3 million for such unremitted taxes, penalties and interest;

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

    We do not undertake any obligation to update or advise upon any such forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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


                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

In October 2001, the court in which a shareholder derivative lawsuit was filed against the Company was dismissed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-k

         None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED STATES TELECOMMUNICATIONS, INC.


Date:    November 19, 2001          /s/ Richard J. Pollara
                                     ----------------------------
                                      Richard J. Pollara
                                      President and Principal Accounting Officer